Form 10-K
period 2011-03-31
Imobolis, Inc.
filed 2011-07-14
CIK 1492683

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

Commission file number: 333-167581

IMOBOLIS, INC.
(Name of small business issuer in its charter)

Nevada	27-2028734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4946 Haskel Ave., Encino, California 19436
(Address of principal executive offices including zip code)

Issuer's telephone number: (310) 281-6094

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 on this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2011, was approximately $-0- based on a share value of $0.001. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of July 11, 2011, there were 18,000,000 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” about our business, financial condition and prospects based on our current expectations, assumptions, estimates, and projections about us and our industry. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Unless otherwise required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	general economic and business conditions, and trends in the classified ad industry;
•	the regulatory and competitive environment of the industry in which we operate;
•
the potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit our ability to post classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	loss of customers and a decrease in banner ads;
•	competitive threats posed by rapid technological changes;
•	uncertainties inherent in our ability to execute upgrades of website, including uncertainties associated with operational, economic and other factors;
•	the ability of our software vendors to deliver required, software and services;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

In this report, references to “IMOBOLIS”, “the Company”, “we,” “us,” and “our” refer to IMOBOLIS, INC., a Nevada corporation.

PART I
ITEM 1. BUSINESS

OVERVIEW

Imobolis was formed in the state of Nevada on February 11, 2010 to establish an internet site whereby sellers of automobiles can list their vehicles and services for sale or trade. On November 26, 2010 Imobolis purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. Imobolis, Inc. is offering free online classified ads that the company believes are redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. Imobolis expects to generate a large inventory of product and service ads. The listings are expected to be free to the seller and buyer, however, Imobolis expects to be able to sell “advertisements’ or “banner ads” on its internet site directed toward internet users and products and service buyers. The Company expects to generate its corporate revenue from the sale of such advertisements.

Imobolis, Inc. is an operating company with a limited history of development stage operations.

GENERAL INTRODUCTION

Imobolis, Inc. was founded in the State of Nevada on February 11, 2010. The Company markets its services through a combination of direct sales, referrals and networking within the industry. The Company exited the development stage when it began generating revenue on November 26, 2010.

Imobolis provides an internet site where sellers of products and services list their products and services for free. Because the listings are free, Imobolis expects to generate a large inventory of product and service ads. Imobolis sells “advertisements’ or “banner ads” on its internet site directed at its internet users that view the inventories of product and service ads.

Imobolis sells “banner ads” on its website directed at the large number of users of its free products and service listing service. All banner ads are sold for a minimum 30 day period, after which any ad must be re-posted and paid for again. Imobolis has no direct involvement in the sale or exchange of products and services, rather acting as a “community bulletin board” for any such listings. Currently, Imobolis generates all of its income from the sale of “banner ads” directed at its website user base.

The Company started selling advertising space on its website in November of 2010. To date Imobolis has had a total of five  advertisers run banner ads on the Company’s website. Presently these banner ads have all expired and have not renewed. Imobolis’s relationship with these advertisers still continues. The Company has not entered into any new contracts with any advertisers subsequent to the Company’s fiscal year-end, March 31, 2011. Imobolis intends to continue to sell banner ads on its website, however there can be no assurance that revenues will be sufficient to fund the Company’s operations over the next fiscal year. Imobolis has sold a total of $248,000 of banner ads from November 26, 2010 to present.

Over the next twelve months, Imobolis, Inc. plans to build out its reputation and develop a network in the internet based bulletin board service which will provide free listings of products and services for sale to the general public thereby attracting new advertisers to the bulletin board. During the fiscal year ended March 31, 2011 the Company had five advertisers purchase banner ads over thirty day periods; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK), for the bulletin board.

BUSINESS DEVELOPMENT

The Company was incorporated on February 11, 2010 in the state of Nevada. The Company has had limited operations from inception (February 11, 2010) to March 31, 2011, and exited the development stage on November 26, 2010 when it commenced selling banner ads on its website.

Imobolis, Inc. provides online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. Imobolis, Inc. is offering free online classified ads that the company believes are redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website in an effort to reach their target market.

The Company started selling advertising space on its website on November 26, 2010. The Company expects generated revenues from banner adds to increase steadily over the next six months to a year while the Company establishes itself in the industry. The Company, however, will still need to raise capital to fund operations over the next twelve months as revenues generated from the sale of adverting space is likely to be insufficient to meet the funding requirements of the business over the next twelve months.

We have received the following revenues from our operations, as we have engaged in the operation of our internet based bulletin board service which provides free listing of products and services for sale to the general public. Our net sales consisted of the following for the fiscal year ended, March 31, 2011:

Fiscal Year Ended	Sales of
March 31, 2011	Banner Ads	Total Sales

$248,000	$248,000	$248,000

As there is insufficient cash to provide for operations for the next twelve months, the Company will need to seek other sources of capital.

Over the next twelve months Imobolis, Inc. plans to build out and establish its reputation and network of clients and advisors in the online posting of classified ads free to the public. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay Imobolis to post banner advertisements on the website.

PRINCIPAL OPERATIONS, PRODUCTS AND SERVICES OF THE COMPANY

Imobolis, Inc., also referred to as “Imobolis” and “the Company”, was incorporated in the State of Nevada on February 11, 2010. Imobolis, Inc. is presently offering online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. Imobolis, Inc. is offering free online classified ads that the Company believes are redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the http://www.imobolis.com website for products and services.

COMPETITION

Imobolis is in the same internet category as Cars.com, Carsdirect.com, Craig’s list and AutoTrader.com. Imobolis’ product and services ads are free for 30 days, at which time the listing can again be renewed for another 30 days. Imobolis’ competitors focus on products and services marketed at users who can afford the listing charges; Imobolis, however, makes its listing service free to all comers, dealers or private individuals.

GOVERNMENTAL APPROVAL AND REGULATION

Imobolis, Inc. does not believe that any governmental approvals are required for posting of free ads for products and services on our site.

RESEARCH AND DEVELOPMENT

Imobolis, Inc. is constantly utilizing the latest technology to enhance our customer’s ability to post free online ads. Although research and development costs are incorporated into our costs of operations on each project as it is developed, Imobolis, Inc. understands the importance of utilizing the latest available technology and constantly seeks to improve their free online ads in today’s fast changing society.

SEASONALITY

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors that mainly include summer break, and holidays, as internet use increases or decreases.

EMPLOYEES

Mr. Julian Spitari is the Chief Executive Officer, President, and Director. Currently the Company has only one employee (Julian Spitari); however as it grows, it plans to employ additional employees as needed. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 1A. RISK FACTORS.

(A) RISKS RELATED TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES.

We have a limited history of operations and we may not be successful in our efforts to grow our business and to earn increased revenues. Our business and prospectus must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly startups providing services in the well-serviced internet based bulletin board service industry. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW THAT MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish profitable operations for a sustained length of time. We anticipate that we will continue to incur substantial losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company’s ability to maintain profitability depends on its ability to generate and sustain sales while maintaining reasonable expense levels. The Company cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future.

As shown in the accompanying financial statements, the Company has produced net income (loss) of $35,275 and ($582) for the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010, respectively, has retained earnings (deficit) of $35,275 and ($582) at March 31, 2011 and 2010, respectively, and cash on hand of $85,359 and $5,000 as of March 31, 2011 and 2010, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have sufficient income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

OUR OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual operating results to fluctuate significantly in the future. Because our operating results will be volatile and difficult to predict, in some future quarter our operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly. The Company’s operating results are not followed by securities analysts at this time and there is no guarantee that the stock will be followed by securities analysts in the future.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our operating results to fluctuate include the following: the inability to obtain advertisers at reasonable cost; the ability of competitors to offer new or enhanced services or products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our internet product; the amount and timing of operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

OUR AUDITOR HAS GIVEN US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended March 31, 2011 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of our website. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

OUR CURRENT BUSINESS OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. JULIAN SPITARI.

We have been heavily dependent upon the expertise and management of Mr. Julian Spitari, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Spitari’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

(B) RISKS RELATED TO THE INDUSTRY

INTERNET BASED BULLETIN BOARD AUTOMOBLIE AND SERVICE INDUSTRY IS COST COMPETITIVE AND IS CHARACTERIZED BY LOW FIXED COSTS. A REDUCTION IN COST FOR THE INDUSTRY COULD AFFECT THE DEMAND FOR OUR INTERNET SERVICE.

Internet based bulletin board sales industry is highly competitive and is characterized by a large number of competitors ranging from small to large companies with substantial resources. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets.

Price competition exists in the Internet based bulletin board sales industry. There are many Internet based bulletin board automobile and service companies that could discount their products which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our service diminishes, or if we experience an increase in defaults among approved advertising applicants or for any other reasons we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

WE HAVE A SHORT OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short operating history from February 11, 2010 (inception) to March 31, 2011 for investors to evaluate the potential of our business development. We are continuing to build our customer base and our brand name. Presently the Company has five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK), for the bulletin board. In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our service; and
●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our product and service to the marketplace, which requires careful planning to provide a product and service that meets customer standards without incurring unnecessary cost and expense.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Imobolis will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The company has $42,767 in working capital at March 31, 2011.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy.

(C) RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES AND RISKS RELATED
TO THIS OFFERING. WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Julian Spitari beneficially owns approximately 55% of our capital stock with voting rights. In this case, Mr. Spitari will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value; assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. World Trade Financial Corporation has filed all the necessary documents with FINRA, which operates the OTCBB. On May 31, 2011 FINRA approved Imobolis’s application for trading under symbol IMOB with an effective date of June 1, 2011. There can be any assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Imobolis has not submitted an application to The Depository Trust & Clearing Company (“DTC”) at this time.

ITEM 2. PROPERTIES

The principal executive office of Imobolis, Inc. is located at 4946 Haskel Ave., Encino, California 19436. This property is in good condition, well maintained and adequate for Imobolis’s current and immediately foreseeable operating needs. Imobolis does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

On June 1, 2011 the Company obtained a trading symbol from FINRA so that the Company’s common stock can be quoted and traded on the over-the-counter bulletin board market (OTCBB) under the symbol IMOB. In order to be quoted on the OTCBB, the Company is required to have one market maker who agrees to make a market in the Company’s common stock. At this time World Trade Financial Corporation is acting as the market maker for the Company. Imobolis, Inc. is in the process of filing an application with DTC in order to trade its shares electronically. Presently the Company’s shares do not trade on any exchange.

(b) Holders of Common Stock

As of July 11, 2011, there were approximately 17 holders of record of the Company's Common Stock. Signature Stock Transfer, Inc. (telephone: (972) 612-4120; facsimile: (972) 612-4122), is the registrar and transfer agent for our common stock.

(c) Dividends

Imobolis, Inc. has never declared or paid dividends on its Common Stock. Imobolis, Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Imobolis’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under any Equity Compensation Plans.

(e) Recent Sales of Unregistered Securities

Common Stock

On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received total proceeds of $18,000, on various dates between February 15, 2010 and July21, 2010, in consideration for the sale of common stock. The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Warrants and Options

The Company has not issued any warrants or options since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

GENERAL OVERVIEW

Nature of business

Imobolis was formed in the state of Nevada on February 11, 2010 to establish an internet site whereby sellers of automobiles can list their vehicles for sale or trade. On November 26, 2010 Imobolis purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. Imobolis, Inc. is offering free online classified ads that the Company believes is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. Imobolis expects to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, Imobolis sells “advertisements’ or “banner ads” on its internet site directed towards the internet users. The Company generates its corporate revenue from the sale of such advertisements.

We are an operating company with a limited history of operations that was founded in the State of Nevada on February 11, 2010. The Company plans to market Imobolis through a combination of direct sales, referrals and networking within the industry. The Company began generating revenue on November 26, 2010 with the first sales of banner ads. From November 26, 2010 through March 31, 2011 we generated a total of $248,000 of revenues through the sale of banner ads to a total of five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK). The banner ads ran for thirty days each under our standard contractual agreements.

Over the next twelve months, Imobolis, Inc. plans to build out its reputation and develop a network in the internet based bulletin board service which will provide free listing of products and services for sale to the general public thereby attracting new advertisers to the bulletin board. Presently the Company has five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK), for the bulletin board.

Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management intends to raise additional permanent capital through debt instruments such as bank loans, or private financing. The goal of this effort is to provide working capital for the next year. Our twelve month operating plan is dependent on raising additional permanent capital through debt instruments such as bank loans, or private financing in the amount of $175,000. Presently we do not have any existing sources or plans for financing.

If the $175,000 is raised the twelve month operating plan shall be as follows

•
The implementation of our direct sales model through Mr. Spitari through the commencement of sales will cost at least $175,000. We need to establish and print all of the marketing material. We have allocated $35,000 toward marketing materials which include filers, broachers, direct marketing DVD’s and mailing costs. The Company intends to allocate these funds as soon as they are available.

•
The development of strategic relationships advertiser in the automobile industry will cost the Company at least $10,000. We need to educate automobile advertisers about our products and work to obtain sales. We shall do this through direct sales and direct mail. The Company intends to allocate $5,000 as soon as funds are available to the Company and $5,000 six months later.

•
Software and hardware updates to maintain service will cost the Company at least $90,000. As an internet based bulletin board company, continued improvements and upgrades to our systems are required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds within four months of the funds becoming available.

•
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the Company at least $40,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover audit fees, legal fees associated with the offering and all other management expenses such as those from industry consultants and advisors. The Company intends to pay its legal and accounting and all other management fees as they become due.

Results of Operations for the Year Ended March 31, 2011 and the period from February 10, 2010 (inception) to March 31, 2010:

		February 11, 2010
	For the year ended	(inception) to	Increase /
	March 31, 2011	March 31, 2010	(Decrease)

Revenue	$248,000	$-	$248,000

Operating expenses:
Advertising	97,449	-	97,449
Commissions	24,800	-	24,800
Depreciation	703	-	703
General and administrative	43,523	582	42,941
Professional fees	27,800	-	27,800

Total operating expenses	194,275	582	193,693

Net operating income (loss)	53,725	(582)	54,307

Interest expense	(764)	-	(764)

Net income (loss) before
provision for income taxes	52,961	(582)	53,543

Provision for income taxes	(17,686)	-	(17,686)

Net income (loss)	$35,275	$(582)	$35,857

The Company was established on February 11, 2010 and had no operations during the period from February 11, 2010 (inception) to March 31, 2010, as such, there were no revenues and limited expenses.

Revenues:

For the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010, we received revenues of $248,000, and $-0- respectively, from selling banner ads on our website. This represents an increase of $248,000 or 100%. The increase was a result of our being in a development stage until November 26, 2010 whereby we created our entity, developed our business plan and pursued the steps necessary to becoming a public company. As a result, we had not commenced operations for the period from February 11, 2010 (inception) to March 31, 2010.

Advertising:

Advertising expenses were $97,449 for the year ended March 31, 2011 compared to $-0- for the period from February 11, 2010 (inception) to March 31, 2010, an increase of $97,449 or 100%. Our advertising expenses increased due to the commencement of our operations during the fiscal year ended March 31, 2011 and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics.

Commissions:

For the year ended March 31, 2011 we paid $24,800 in commissions compared to $-0- for the period from February 11, 2010 (inception) to March 31, 2010, an increase of $24,800 or 100%. The increase was a direct result of procuring 248,000 in sales, upon the commencement of our operations during the fiscal year ended March 31, 2011 in which we paid a 10% commission to the broker that initiated the sales to our customers.

Depreciation:

Depreciation expenses for the year ended March 31, 2011 and the period from February 11, 2010 (inception) to March 31, 2010 were $703 and -0- respectively, representing an increase of $703 or 100%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses rose from $582 for the period from February 11, 2010 (inception) to March 31, 2010, to $43,523 for the year ended March 31, 2011. This resulted in an increase of $42,941, or 7,378%. The increase in general and administrative expenses consisted of $30,000 of officer compensation, $2,170 of payroll taxes and penalties, $244 of bank fees, $8,896 of computer, internet and office supplies, and $2,214 of stock services expenses, consisting of costs incurred to establish an account with a transfer agent to handle our stock servicing needs, and filing costs associated with our filings with the Securities and Exchange Commission (“SEC”).

Professional Fees:

Professional fees increased from $-0- during the period from February 11, 2010 (inception) to March 31, 2010, to $27,800 for the year ended March 31, 2011, which represents an increase of $27,800, or 100%. The increase was a result of the legal and accounting costs incurred to create the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Net Operating Income (Loss):

Net operating income for the year ended March 31, 2011 was $53,725 compared to a net operating loss of ($582) for the period from February 11, 2010 (inception) to March 31, 2010, an increase of $54,307. Net operating income (loss) increased as a result of our beginning to generate revenues by selling advertisements on our website during the fiscal year ended March 31, 2011.

Total Other Expense:

Total other expense was $764 for the year ended March 31, 2011 compared to $-0- for period from February 11, 2010 (inception) to March 31, 2010, an increase of $764 or 100%. The increase in total other expense was due to interest incurred on short term notes payable to officers during the fiscal year ended March 31, 2011 that were not present in the comparative period.

Net Income (Loss) before Provision for Taxes:

For the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010 our net income (loss) before provision for taxes was $52,961 and ($582) respectively. The increase of $53,543 was a result of our being able to generate sales of banner ads on our website.

Provision for Income Taxes:

Our provision for income taxes grew from $-0-, for the period from February 11, 2010 (inception) to March 31, 2010, to $17,686 for the year ended March 31, 2011. The increase of $17,686 represents a 100% increase due to the fact we had non-taxable net losses in the previous year. The $17,686 provision for income taxes for the fiscal year ended March 31, 2011 is a combination of a provision of $10,081 of federal income tax and $7,605 of state income tax.

Net Income (Loss):

The net income for the year ended March 31, 2011 was $35,275, compared to a net loss of ($582) for the period from February 11, 2010 (inception) to March 31, 2010, an increased net income of $35,857. Net income increased primarily as a result of our commencement of operations and generation of revenues from the sales of banner ads on our website during the fiscal year ended March 31, 2011 that was not present in the comparative period from February 11, 2010 (inception) to March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, retained earnings, accumulated deficit, stockholders’ equity and working capital at March 31, 2011 compared to March 31, 2010.

	March 31, 2011	March 31, 2010
Total Assets	$101,908	$5,000

Retained Earnings	$63,277	$-

Accumulated (Deficit) During the Development Stage	$(28,584)	$(582)

Stockholders’ Equity	$52,693	$5,000

Working Capital	$42,767	$5,000

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and revenues from operations. At March 31, 2011, we had a working capital position of $42,767. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

During the fiscal year ended March 31, 2011 the Company received short term, unsecured, bridge loans totaling $23,484, bearing interest at 8% from the Company’s CEO, Julian Spitari. These loans were repaid in full during the fiscal year ended March 31, 2011, along with interest of $477. There is no guarantee that the founder and CEO, Julian Spitari will be willing to commit any further loans to the Company at this time.

Satisfaction of our Cash Obligations for the Next 12 Months

As of March 31, 2011, our cash balance was $85,359. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net income (loss) of $35,275 and ($582) for the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010, respectively, has retained earnings (deficit) of $35,275 and ($582) at March 31, 2011 and 2010, respectively, and cash on hand of $85,359 and $5,000 as of March 31, 2011 and 2010, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of Product and Research and Development that we Will Perform for the Term of our Plan

We are not anticipating significant research and development expenditures in the near future.

Expected Purchase or Sale of Plant and Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant Changes in the Number of Employees

As of March 31, 2011, we had no employees, other than our CEO, Julian Spiatri. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to continue to generate revenues through the sales of our internet banner advertisements, we anticipate an increase of personnel and may need to hire employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of March 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our independent contractors our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of March 31, 2011, we did not have an independent body to oversee our internal controls over financial reporting and lacked segregation of duties due to the limited nature and resources of the Company. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the year ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Julian Spitari	44	Chief Executive Officer, President, Principal Financial Officer, Secretary and Director	February 2010

Mr. Julian Spitari , aged 44, is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. He was appointed in February 11, 2010 and is responsible for overseeing all aspects of the company.

From July 20, 2010 to July 31, 2010, Mr. Spitari was the incorporator, Present and Chief Executive Officer of Frogads, Inc. The company was founded to develop a software platform to run internet bulletin board companies. Mr. Spitari resigned from this company in order to develop the business model for Imobolis, Inc.

From January 15, 2005 to February 11, 2010, Mr. Spitari was employed by Reliable Recovery Service as a salesman and company representative, 23679 Calabasas Road, Suite 275, Calabasas, CA 91302 www.reliablerecoveryservice.com.

Mr. Spitari’s specific responsibilities include the locating and identifying of lost assets, convincing the rightful owner that the asset exists while not disclosing its exact location so as to permit Reliable Recovery, on a contingent fee basis, to recover the lost asset for the client. Mr. Spitari’s responsibilities also include negotiating the contingent fee agreement with the client, and preparing and finalizing all necessary paperwork required to permit Reliable Recovery to collect the lost asset for the client.

On January 1, 2011, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers fifteen months, until March 31, 2012. Thereafter the agreement is automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $120,000, with a three percent (3%) annual increase upon renewal.

Ronald H. Chew; JD, Imobolis General Counsel.

Ronald H. Chew, aged 41, Imobolis General Counsel, is a graduate of the University of Southern California (Bachelor of Science, 1991) and the University of West Los Angeles (Juris Doctorate, 1995). Mr. Chew is a member in good standing of the Bar of the State of California. Mr. Chew has prior legal experience in the areas of litigation and commercial law, and Mr. Chew’s legal experience also includes practice regarding the legal issues surrounding Internet startup companies, corporate infrastructure, employee contracts, employee compensation, non-disclosure agreements, corporate finance, and commercial leasing.

Employment History:

General Partner, Attorney at Law, Years Employed (5/97 – to present)

MOSS, CHEW & ASSOCIATES LOS ANGELES, CALIFORNIA

Supervised litigation in areas of personal injury, commercial litigation, and products liability. Nature of work included trials, arbitrations, mediations, depositions, and preparation of legal pleading.

Litigation Attorney, Years Employed (6/96 - 4/97)

LAW OFFICES OF MARK H. ORING LOS ANGELES, CALIFORNIA

Headed litigation section of practice specializing in personal injury and products liability. Nature of work included trials, arbitrations, mediations, depositions, and preparation of legal pleading.

Legal Assistant, Years Employed (8/95 - 4/96)

LAW OFFICES OF TOM SIEGEL LOS ANGELES, CALIFORNIA

Assisted attorney in the practice of Social Security Appeals and personal injury claims. Work involved corresponding with clients, drafting various letters and legal documents.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry. Or as an affiliated person, director or employee of an investment company, bank, savings and loan association. Also an insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during 2010 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Spitari failed to file Form 4s with respect to the issuance of 10,000,000 Common shares for 2011.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during the fiscal year ended March 31, 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors have determined that if we were required to have a financial expert and/or an audit committee, Ron Chew, legal counsel, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Chew is considered to be “independent.”

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

On July 12, 2011, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 4946 Haskel Ave., Encino, California 19436, attention: Chief Executive Officer, telephone: (310) 281-6094. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

Compensation Committee

At this time, Mr. Chew is the only member of the committee and has performed in his role by reviewing our employment agreements with Mr. Spitari. The board of directors intends to add additional members to the compensation committee and expects it to consist of solely of independent members. Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended March 31, 2011 and 2010:
Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Julian Spitari,	2011	$30,000	$-0-	$-0-	$-0-	$30,000
Chief Executive Officer, President, Chief Financial Officer, Secretary	2010	$-0-	$-0-	$-0-	$-0-	$-0-
____________________
(1)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended March 31, 2011 and 2010, in accordance with FASB ASC 718-10 of awards of stock and stock options.

(2)	Mr. Spitari was appointed as the Company’s President effective February 11, 2010.

Employment Agreements

Julian Spitari, Chief Executive Officer

On January 1, 2011, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers fifteen months, until March 31, 2012. Thereafter the agreement is automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $120,000, with a three percent (3%) annual increase upon renewal.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended March 31, 2011.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
none	2011	$-0-	$-0-	$-0-	$-0-
none	2010	$-0-	$-0-	$-0-	$-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2011, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2011 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o Imobolis, Inc. 4946 Haskel Ave., Encino, California 19436.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner (1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)
Officers and Directors:
Julian Spitari, CEO and Director(5)	10,000,000	55%	0	0%
Directors and Officers as a Group (5 persons)	10,000,000	55%	0	0%
_________________
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 18,000,000 shares of Common Stock outstanding as of March 31, 2011. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of March 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The President Julian Spitari allowed the Company to use residential property as the Company’s office located at 4946 Haskel Ave., Encino, California 19436.

On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received total proceeds of $18,000 in consideration for the sale of common stock.

From time to time the Company’s founder and CEO, Julian Spitari has advanced loans to the Company totaling $23,484 for operations at an 8% interest rate, due on demand, which were subsequently repaid in full. The principal balances due were $0 and $-0- at March 31, 2011 and March 31, 2010, respectively. In addition, accrued interest of $-0- and $-0- existed at March 31, 2011 and March 31, 2010, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2011 and 2010.

	2011	2010

Audit fees:	$4,300	$-
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$4,300	$-

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1(1)	Articles of Incorporation, filed with the Commission on June 17, 2010.
3.2(1)	Bylaws of the Company, filed with the Commission on June 17, 2010.
10.3*	Employment Agreement dated January 1, 2011 for Julian Spitari.
14*	Code of Ethics
23.1(1)	Opinion of counsel, filed with Commission on March 25, 2011.
23.2(1)	Consent of M&K CPAS, PLLC, filed with Commission on March 25, 2011
31.1*	Certification of Julian Spitari, CEO and Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Julian Spitari, CEO and Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Filed herewith
** Confidential Treatment Requested
(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Commission on March 25, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imobolis, Inc.

We have audited the accompanying balance sheets of Imobolis, Inc. as of March 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imobolis, Inc. as of March 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
July 14, 2011

FINANCIAL STATEMENTS

IMOBOLIS, INC.
BALANCE SHEETS
	March 31,	March 31,
	2011	2010
ASSETS

Current assets:
Cash	$85,359	$5,000
Prepaid expenses	6,623	-
Total current assets	91,982	5,000

Property and equipment, net	9,926	-

Total assets	$101,908	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,434	$-
Accrued expenses	34,781	-
Note payable	10,000	-
Total current liabilities	49,215	-

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Common stock subscriptions receivable, -0- and 12,418,000 shares at March 31, 2011 and March 31, 2010, respectively	-	(12,418)
Retained earnings (deficit) accumulated during development stage	34,693	(582)
Total stockholders' equity	52,693	5,000

Total liabilities and stockholders' equity	$101,908	$5,000

The accompanying notes are an integral part of these financial statements.

IMOBOLIS, INC.
STATEMENTS OF OPERATIONS

		February 11, 2010
	For the year ended	(inception) to
	March 31, 2011	March 31, 2010

Revenue	$248,000	$-

Operating expenses:
Advertising	97,449	-
Commissions	24,800	-
Depreciation	703	-
General and administrative	43,523	582
Professional fees	27,800	-

Total operating expenses	194,275	582

Net operating income (loss)	53,725	(582)

Interest expense	(764)	-

Net income (loss) before provision for income taxes	52,961	(582)

Provision for income taxes	(17,686)	-

Net income (loss)	$35,275	$(582)

Weighted average number of common sharesoutstanding - basic and fully diluted	18,000,000	18,000,000

Net income (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

IMOBOLIS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

					Common	Retained
					Stock	Earnings	Total
	Preferred Stock		Common stock		Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Deficit	Equity
Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$(18,000)	$-	$-

Cash received on subscriptions receivable	-	-	-	-	5,582	-	5,582

Net loss for the period from February 11, 2010 (inception) to March 31, 2010	-	-	-	-	-	(582)	(582)

Balance, March 31, 2010	-	$-	18,000,000	$18,000	$(12,418)	$(582)	$5,000

Cash received on subscriptions receivable	-	-	-	-	12,418	-	12,418

Net loss for the year ended March 31, 2011	-	-	-	-	-	35,275	35,275

Balance, March 31, 2011	-	$-	18,000,000	$18,000	$-	$34,693	$52,693

The accompanying notes are an integral part of these financial statements.

IMOBOLIS, INC.
STATEMENTS OF CASH FLOWS

	For the	February 11, 2010
	year ended	(inception) to
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,275	$(582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	703	-
(Increase) decrease in assets:
Prepaid expenses	(6,623)	-
Increase (decrease) in liabilities:
Accounts payable	4,434	-
Accrued expenses	34,781	-

Net cash provided by (used in) operating activities	68,570	(582)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(629)	-

Net cash used in investing activities	(629)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from officer, related party	23,484	-
Repayments on loan from officer, related party	(23,484)	-
Proceeds from sale of common stock, related party	12,418	5,582

Net cash provided by financing activities	12,418	5,582

NET CHANGE IN CASH	80,359	5,000

CASH AT BEGINNING OF YEAR	5,000	-

CASH AT END OF YEAR	$85,359	$5,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Equipment purchased with note payable	$(10,000)	$-

The accompanying notes are an integral part of these financial statements.

Imobolis, Inc.
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Imobolis (“The Company”) was formed in the state of Nevada on February 11, 2010 to establish an internet site whereby sellers of automobiles can list their vehicles for sale or trade. Imobolis expects to generate a large inventory of automobile ads. The listings are free to the seller and buyer, however, Imobolis sells “advertisements’ or “banner ads” on its internet site directed toward internet users and vehicle buyers. The Company generates its corporate revenue from the sale of such advertisements.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31st.

Development Stage Company
The Company was considered a development stage company up until it commenced operations that resulted in the recognition of revenues beginning on November 26, 2010. As a development stage enterprise, the Company disclosed the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To November 26, 2010, the development stage of the Company’s operations consisted of developing the business model and marketing concepts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. The Company incurred advertising costs of $97,449 and $-0- for the year ended March 31, 2011 and the period from February 11, 2010 (inception) to March 31, 2010, respectively.

Income Taxes
Imobolis recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Imobolis provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Property and Equipment
Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures 7 years
Machinery and equipment 7 years
Computer equipment 5 years

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Imobolis, Inc.
Notes to Financial Statements

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Revenue Recognition
For revenue from sales of banner advertising services on its website, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the advertising and the collectability of those amounts. Provisions for discounts and rebates to customers and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which advertising on the Company’s website has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the advertising has been delivered or no refund will be required.

Deferred Revenue
The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred Revenue”.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on February 11, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Imobolis did not issue any stock and stock options for services and compensation for the periods presented.

Uncertain Tax Positions
Effective upon inception at February 11, 2010, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Imobolis, Inc.
Notes to Financial Statements

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has produced net income (loss) of $35,275 and ($582) for the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010, respectively, has retained earnings (deficit) of $35,275 and ($582) at March 31, 2011 and 2010, respectively, and cash on hand of $85,359 and $5,000 as of March 31, 2011 and 2010, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Imobolis, Inc.
Notes to Financial Statements

Note 3 – Related Party

On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received total proceeds of $18,000 in consideration for the sale of common stock.

On January 1, 2011, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers fifteen months, until March 31, 2012. Thereafter the agreement is automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $120,000, with a three percent (3%) annual increase upon renewal.

From time to time the Company’s founder and CEO, Julian Spitari has advanced loans to the Company totaling $23,484 for operations at an 8% interest rate, due on demand, which were subsequently repaid in full. The principal balances due were $0 and $-0- at March 31, 2011 and March 31, 2010, respectively. In addition, accrued interest of $-0- and $-0- existed at March 31, 2011 and March 31, 2010, respectively.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at February 11, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	March 31,	March 31,
	2011	2010

Computer equipment	$10,629	$-
	10,629	-
Less accumulated depreciation	(703)	-
	$9,926	$-

Depreciation and amortization expense totaled $703 and $-0- for year ended March 31, 2011 and the period from February 11, 2010 (inception) to March 31, 2010, respectively.

Imobolis, Inc.
Notes to Financial Statements

Note 6 – Accrued Expenses

As of March 31, 2011 and 2010 accrued expenses included the following:

	March 31,	March 31,
	2011	2010

Accrued Payroll, Officers	$14,638	$-
Accrued Payroll Taxes	2,170	-
Accrued Interest	287	-
Accrued Income Taxes	17,686	-
	$34,781	$-

Note 7 – Due to Officer, Related Parties

Officer loan consists of the following at March 31, 2011 and 2010, respectively:

	March 31,	March 31,
	2011	2010

Unsecured promissory note to Julian Spitari, founder and CEO, carries an 8% interest rate, due on demand	$-	$-

The Company’s founder and CEO, Julian Spitari has advanced loans to the Company totaling $23,484 for operations, which were subsequently repaid in full prior to March 31, 2011.

The Company recorded interest expense in the amount of $477 and $-0- related to the officer loan for the year ended March 31, 2011 and the period from February 11, 2010 (inception) to March 31, 2010, respectively.

Note 8 – Note Payable

Note payable consists of the following at March 31, 2011 and 2010, respectively:

	March 31,	March 31,
	2011	2010

Unsecured promissory note, carries an 8% interest rate, due on demand	$10,000	$-

The Company recorded interest expense in the amount of $287 and $-0- related to the note payable for the year ended March 31, 2011 and the period from February 11, 2010 (inception) to March 31, 2010, respectively.

Note 9 – Stockholders’ Equity

On February 11, 2010, the founders of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common Stock
On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company received proceeds of $5,582 on March 18, 2010, and a total of $12,418 on various dates between May 26, 2010 and July 21, 2010.

Imobolis, Inc.
Notes to Financial Statements

Note 10 – Concentrations in Sales to a Few Customers

The largest five customers accounted for 100% of revenues for the year ended March 31, 2011, and were related to each other. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the year ended March 31, 2011, and the period from February 11, 2010 (inception) to March 31, 2010, respectively, the Company produced net operating income (losses) before provision for income taxes of $52,961, and ($582) respectively, accordingly, a provision for income taxes of $17,686 has been recorded.

The federal and state income tax provision (benefit) is summarized as follows:

	March 31,
	2011	2010
Current:
Federal income tax	$10,081	$-
State income tax	7,605	-
	$17,686	$-
Deferred:
Federal income tax	$-	141
State income tax	-	51
Less: valuation allowance	-	(192)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,
	2011		2010

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before March 31, 2011.

Note 12 – Subsequent Events

There have been no reportable subsequent events to report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMOBOLIS, INC.

By:	/s/ Julian Spitari
Date: July 14, 2011	Julian Spitari, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Julian Spitari his attorney in fact, with full power of substitution and re-substitution, to sign any and all amendments to this Report on Form 10-K of Imobolis, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julian Spitari	Director & Chief Executive Officer (Principal	July 14, 2011
Julian Spitari	Executive Officer & Principal Accounting Officer)

/s/ Julian Spitari	Director and President	July 14, 2011
Julian Spitari