Form 10-Q
period 2011-06-30
Imobolis, Inc.
filed 2011-08-15
CIK 1492683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 333-167077

Imobolis, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2028734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4946 Haskel Ave. Encino, CA	91436
(Address of principal executive offices)	(Zip Code)

(310) 281-6094
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 12, 2011 was 18,000,000.

IMOBOLIS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

IMOBOLIS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash	$16,979	$85,359
Prepaid expenses	6,645	6,623
Total current assets	23,624	91,982

Property and equipment, net	9,395	9,926

Total assets	$33,019	$101,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$934	$4,434
Accrued expenses	39,531	34,781
Note payable	10,000	10,000
Total current liabilities	50,465	49,215

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Retained earnings (deficit)	(35,446)	34,693
Total stockholders' equity (deficit)	(17,446)	52,693

Total liabilities and stockholders' equity (deficit)	$33,019	$101,908

See accompanying notes to financial statements.

IMOBOLIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2011	2010

Revenue	$-	$-

Operating expenses:
Advertising	17,583	-
Depreciation	531	-
General and administrative	38,109	1,360
Professional fees	13,717	12,500

Total operating expenses	69,940	13,860

Net operating (loss)	(69,940)	(13,860)

Other (expense)
Interest expense	(199)	-

Net income (loss)	$(70,139)	$(13,860)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net income (loss) per share - basic and fully diluted	$-	$-

See accompanying notes to financial statements.

IMOBOLIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,139)	$(13,860)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	531	-
(Increase) decrease in assets:
Prepaid expenses	(22)	-
Increase (decrease) in liabilities:
Accounts payable	(3,500)	2,500
Accrued expenses	4,750	-

Net cash (used in) operating activities	(68,380)	(11,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,141	-
Payments on related party loans	(1,141)	-
Proceeds from sale of common stock, related party	-	6,680

Net cash provided by financing activities	-	6,680

NET CHANGE IN CASH	(68,380)	(4,680)

CASH AT BEGINNING OF YEAR	85,359	5,000

CASH AT END OF YEAR	$16,979	$320

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Imobolis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Imobolis (“The Company”) was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. Imobolis expects to generate a large inventory of classified ads. The listings are free to the seller and buyer, however, Imobolis sells “advertisements’ or “banner ads” on its internet site directed toward internet users and vehicle buyers. The Company generates its corporate revenue from the sale of such advertisements.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31st.

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

Imobolis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

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

Imobolis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has produced net loss of $70,139 and 13,860 for the three months ended June 30, 2011, and 2010, respectively, has retained earnings (deficit) of ($35,446) and 34,693 at June 30, 2011 and March 31, 2011, respectively, and cash on hand of $16,979 as of June 30, 2011. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

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

From time to time the Company’s founder and CEO, Julian Spitari has advanced short term loans to the Company to fund operations. During the three months ended June 30, 2011, Mr. Spitari advanced a total of $1,141 to the Company, which was repaid in full prior to June 30, 2011. The principal balances of the short term loans were $-0- and $-0- at June 30, 2011 and March 31, 2011, respectively.

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

Imobolis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	June 30, 2011	March 31, 2011
Computer equipment	$10,629	$10,629
Less accumulated depreciation	(1,234)	(703)
	$9,395	$9,926

Depreciation and amortization expense totaled $531 and $-0- for the three months ended June 30, 2011, and 2010, respectively.

Note 6 – Accrued Expenses

As of June 30, 2011 and March 31, 2011 accrued expenses included the following:

	June 30, 2011	March 31, 2011
Accrued Payroll, Officers	$15,003	$14,638
Accrued Payroll Taxes	6,356	2,170
Accrued Interest	486	287
Accrued Income Taxes	17,686	17,686
	$39,531	$34,781

Note 7 – Due to Officer, Related Parties

Officer loan consists of the following at June 30, 2011 and March 31, 2011, respectively:

	June 30, 2011	March 31, 2011
Unsecured promissory note to Julian Spitari, founder and CEO, carries an 8% interest rate, due on demand	$-	$-

The Company’s founder and CEO, Julian Spitari has advanced loans to the Company to fund operations totaling $1,141 and $23,484 for the three months ended June 30, 2011 and the fiscal year ended March 31, 2011, which were subsequently repaid in full prior to each corresponding balance sheet date.

The Company recorded interest expense in the amount of $-0-and $40 related to the officer loan for the three months ended June 30, 2011 and March 31, 2011, respectively.

Note 8 – Note Payable

Note payable consists of the following at June 30, 2011 and March 31, 2011, respectively:

	June 30, 2011	March 31, 2011
Unsecured promissory note, carries an 8% interest rate, due on demand	$10,000	$10,000

The Company recorded interest expense in the amount of $199 and $-0- related to the note payable for the three months ended June 30, 2011 and June 30, 2010, respectively.

Imobolis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 9 – Changes in Stockholders’ Equity (Deficit)

On February 11, 2010, the founders of the Company established 90,000,000 authorized shares of common stock.  Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common Stock
As of June 30, 2011 the Company has 18,000,000 shares of common stock issued and outstanding. No common stock was issued or cancelled during the three months ended June 30, 2011.

Note 10 – Subsequent Events

There have been no reportable subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms S-1, 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Imobolis, Inc.

OVERVIEW AND OUTLOOK

Imobolis was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. Imobolis expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements.

We are an operating company with a limited history of operations. We plan to market Imobolis through a combination of direct sales, referrals and networking within the industry. Our first revenues were earned on November 26, 2010 with the first sale of banner ads. From November 26, 2010 through March 31, 2011 we generated a total of $248,000 of revenues through the sale of banner ads to a total of five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK). The banner ads ran for thirty days each under our standard contractual agreements.

Over the next twelve months, we plan to build our reputation and develop a network in the internet based bulletin board service which will provide free listings of products and services for sale to the general public thereby attracting new advertisers to the bulletin board.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010

Revenue	$-	$-

Operating expenses:
Advertising	17,583	-
Depreciation	531	-
General and administrative	38,109	1,360
Professional fees	13,717	12,500

Total operating expenses	69,940	13,860

Net operating loss	(69,940)	(13,860)

Interest expense	(199)	-

Net loss	$(70,139)	$(13,860)

The Company was established on February 11, 2010 and had no operations during the period from February 11, 2010 (inception) through June 30, 2010, as such, there were no revenues and limited expenses for the three months ended June 30, 2011.

Advertising:

Advertising expenses were $17,583 for the three months ended June 30, 2011 compared to $-0- for the three months ended June 30, 2010, an increase of $17,583 or 100%. Our advertising expenses increased due to the commencement of our operations during 2011 and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics.

Depreciation:

Depreciation expenses for the three months ended June 30, 2011 and the three months ended June 30, 2010 was $531 and -0- respectively, representing an increase of $531 or 100%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses rose from $1,360 for the three months ended June 30, 2010, to $38,109 for the three months ended June 30, 2011. This resulted in an increase of $36,749, or 2,702%. The increase in general and administrative expenses consisted of $30,000 of officer compensation, $4,184 of payroll taxes and penalties, $45 of bank fees, and $3,880 of computer, internet and office supplies, compared to $1,360 of stock services expenses, consisting of costs incurred to establish an account with a transfer agent to handle our stock servicing needs, and filing costs associated with our filings with the Securities and Exchange Commission (“SEC”) during the comparative three months ended June 30, 2010.

Professional Fees:

Professional fees increased from $12,500 during the three months ended June 30, 2010, to $13,717 for the three months ended June 30, 2011, which represents an increase of $1,217, or 10%. The increase was a result of $9,000 of increased professional fees related to launching our internet presence that was offset by a reduction of approximately $7,500 of legal and accounting costs incurred during the three months ended June 30, 2010 to create the entity and file our financial reports with the Securities and Exchange Commission (SEC) that was not incurred during the three months ended June 30, 2011.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2011 was $69,940 compared to a net operating loss of $13,860 for the three months ended June 30, 2010, an increase of $56,080. Net operating loss increased as a result of our commencement of operations on our website during the three months ended June 30, 2011, and the establishment of officer compensation of $10,000 per month, along with a consulting agreement consisting of monthly payments of $3,000 that had not yet been established during the three months ended June 30, 2011.

Total Other Expense:

Total other expense was $199 for the three months ended June 30, 2011 compared to $-0- for three months ended June 30, 2010, an increase of $199 or 100%. The increase in total other expense was due to interest incurred on a promissory note payable related to the purchase of a website platform during the three months ended June 30, 2011 that was not present in the comparative period.

Net Loss:

The net loss for the three months ended June 30, 2011 was $70,139, compared to a net loss of $13,860 for the three months ended June 30, 2010, an increased net loss of $56,279. Net loss increased primarily as a result of our commencement of operations on our website during the three months ended June 30, 2011, and the establishment of officer compensation of $10,000 per month, along with a consulting agreement consisting of monthly payments of $3,000 that had not yet been established during the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity and working capital at June 30, 2011 compared to March 31, 2011.

	June 30, 2011	March 31, 2011
Total Assets	$33,019	$101,908

Total Liabilities	$50,465	$49,215

Retained Earnings (Deficit)	$(35,446)	$34,693

Stockholders’ Equity (Deficit)	$(17,446)	$52,693

Working Capital (Deficit)	$(26,841)	$42,767

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and revenues from operations. At June 30, 2011, we had a working capital deficit of $(26,841). As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

During the three months ended June 30, 2011 the Company received short term, unsecured, bridge loans totaling $1,141, from the Company’s CEO, Julian Spitari. These loans were repaid in full during the three months ended June 30, 2011. There is no guarantee that the founder and CEO, Julian Spitari will be willing to commit any further loans to the Company at this time.

Satisfaction of our Cash Obligations for the Next 12 Months

As of June 30, 2011, our cash balance was $16,979. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $70,139 and $13,860 for the three months ended June 30, 2011 and 2010, respectively, has retained earnings (deficit) of ($35,446) and $34,693 at June 30, 2011 and March 31, 2011, respectively, and cash on hand of $16,979 as of June 30, 2011. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO, Julian Spitari, carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, Mr. Spitari concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Imobolis, Inc.

Date: August 15, 2011	By:	/s/ Julian Spitari
Julian Spitari
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)