Form 10-Q
period 2011-09-30
FrogAds, Inc.
filed 2011-11-14
CIK 1492683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 333-167077

FrogAds, Inc.
(Formerly Imobolis, Inc.)
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

The number of shares outstanding of the Registrant’s Common Stock on November 14, 2011 was 18,000,000.

FROGADS, INC.
(Formerly Imobolis, Inc.)
FORM 10-Q

INDEX
		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	2
	Condensed Statements of Operations for the Three and Six Months ended September 30, 2011 and 2010, and the period from July 1, 2011 (inception) to September 30, 2011	3
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2011 and 2010 (unaudited), and the period from July 1, 2011 (inception) to September 30, 2011	4
	Notes to the Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current assets:
Cash	$65,234	$85,359
Prepaid expenses	2,799	6,623
Total current assets	68,033	91,982

Property and equipment, net	8,864	9,926

Total assets	$76,897	$101,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$134	$4,434
Accrued expenses	53,089	34,781
Current portion of notes payable	10,000	10,000
Total current liabilities	63,223	49,215

Notes payable	96,000	-

Total liabilities	159,223	49,215

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional Paid in Capital	2,796	-
Retained earnings (deficit) prior to re-entry into development stage	(35,446)	34,693
Accumulated deficit after re-entry into development stage	(67,676)	-
Total stockholders' equity (deficit)	(82,326)	52,693

Total liabilities and stockholders' equity (deficit)	$76,897	$101,908

See accompanying notes to financial statements.

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		July 1, 2011
	September 30,		September 30,		(re-entry) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Advertising	16,335	5,000	33,918	5,000	16,335
Depreciation	531	-	1,062	-	531
General and administrative	39,294	(30)	77,403	1,330	39,294
Professional fees	10,783	3,000	24,500	15,500	10,783

Total operating expenses	66,943	7,970	136,883	21,830	66,943

Net operating (loss)	(66,943)	(7,970)	(136,883)	(21,830)	(66,943)

Other (expense):
Interest expense	(733)	(101)	(932)	(101)	(733)

Net income (loss) before provision for income taxes	(67,676)	(8,071)	(137,815)	(21,931)	(67,676)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(67,676)	$(8,071)	$(137,815)	$(21,931)	$(67,676)

Weighted average number of common shares outstanding - basic and fully diluted	90,000,000	90,000,000	90,000,000	90,000,000

Net income (loss) per share - basic and fully diluted	$-	$-	$(0.01)	$-

See accompanying notes to financial statements.

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended		July 1, 2011
	September 30,		(re-entry) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,815)	$(21,931)	$(67,676)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,062	-	531
(Increase) decrease in assets:
Prepaid expenses	3,824	-	3,846
Increase (decrease) in liabilities:
Accounts payable	(4,300)	-	(800)
Accrued expenses	18,308	101	13,558

Net cash used in operating activities	(118,921)	(21,830)	(50,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,141	-	1,141
Repayments on related party loans	(1,141)	-	(1,141)
Proceeds from notes payable	96,000	11,680	96,000
Contributed capital	2,796	-	2,796
Proceeds from sale of common stock, related party	-	12,418	-

Net cash provided by financing activities	98,796	24,098	98,796

NET CHANGE IN CASH	(20,125)	2,268	48,255

CASH AT BEGINNING OF PERIOD	85,359	5,000	16,979

CASH AT END OF PERIOD	$65,234	$7,268	$65,234

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business
Imobolis (“The Company”) was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. Imobolis expects to generate a large inventory of classified ads. The listings are free to the seller and buyer, however, Imobolis sells “advertisements’ or “banner ads” on its internet site directed toward internet users and vehicle buyers. The Company generates its corporate revenue from the sale of such advertisements. On October 12, 2011, the shareholders amended the Articles of Incorporation to increase the Company’s authorized shares of common stock from 90,000,000 to 200,000,000, and to change the Company name from Imobolis, Inc. to FrogAds, Inc.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31st.

Development Stage Company
The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.  The Company was considered a development stage company from inception until it commenced operations that resulted in the recognition of revenues beginning on November 26, 2010.  At that time the Company exited the development stage, but has re-entered the development stage on July 1, 2011 due to uncertainties with respect to our ability to generate future revenues.

Basis of Presentation
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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $137,815 and $21,931 for the six months ended September 30, 2011, and 2010, respectively, and has retained earnings (deficit) of ($103,122) and $34,693 at September 30, 2011 and March 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received proceeds of $5,582 on March 18, 2010, and the remaining $12,418 was received between May 27, 2010 and June 22, 2010.

From time to time the Company’s founder and CEO, Julian Spitari has advanced short term loans to the Company to fund operations. During the six months ended June 30, 2011, Mr. Spitari advanced a total of $1,141 to the Company, which was repaid in full prior to June 30, 2011. The principal balances of the short term loans were $-0- and $-0- at September 30, 2011 and March 31, 2011, respectively.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	September 30,	March 31,
	2011	2011
Computer equipment	$10,629	$10,629
Less accumulated depreciation	(1,765)	(703)
	$8,864	$9,926

Depreciation and amortization expense totaled $1,062 and $-0- for the six months ended September 30, 2011, and 2010, respectively.

Note 6 – Accrued Expenses

As of September 30, 2011 and March 31, 2011 accrued expenses included the following:

	September 30,	March 31,
	2011	2011
Accrued Payroll, Officers	$25,003	$14,638
Accrued Payroll Taxes	9,181	2,170
Accrued Interest	1,219	287
Accrued Income Taxes	17,686	17,686
	$53,089	$34,781

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 7 – Due to Officer, Related Parties

Officer loan consists of the following at September 30, 2011 and March 31, 2011, respectively:

	September 30,	March 31,
	2011	2011
Unsecured promissory note to Julian Spitari, founder and CEO, carries an 8% interest rate, due on demand	$-	$-

The Company’s founder and CEO, Julian Spitari has advanced loans to the Company to fund operations totaling $1,141 and $23,484 for the six months ended June 30, 2011 and the fiscal year ended March 31, 2011, respectively. These short term loans were subsequently repaid in full prior to each corresponding balance sheet date.

The Company recorded interest expense in the amount of $-0- and $101 related to the officer loans for the six months ended September 30, 2011 and September 30, 2010, respectively.

Note 8 – Notes Payable

Notes payable consists of the following at September 30, 2011 and March 31, 2011, respectively:

	September 30,	March 31,
	2011	2011

Unsecured promissory note, carries an 8% interest rate, due on demand	$10,000	$10,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on December 29, 2012	6,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on February 12, 2013	45,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 22, 2013	25,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 31, 2013	20,000	-

Total notes payable	106,000	10,000
Less current portion of long term debts	(10,000)	(10,000)
Total long term portion of notes payable	$96,000	$-

The Company recorded interest expense in the amount of $932 and $-0- related to the notes payable for the six months ended September 30, 2011 and September 30, 2010, respectively.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 9 – Changes in Stockholders’ Equity (Deficit)

On February 11, 2010, the founders of the Company established 90,000,000 authorized shares of common stock.  The articles of incorporation were subsequently amended on October 12, 2011 to increase the authorized shares to 200,000,000 shares of common stock.  Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common Stock
On October 7, 2011 the Board of Directors approved a 5:1 stock split effective October 14, 2011 and increased the number of shares of common stock authorized from 90,000,000 to 200,000,000.  The stock split, however, has not yet been approved by FINRA (“Financial Industry Regulation Authority”).  As such, the effects of the stock split have not been retroactively reflected in these financial statements.  The resulting stock split, once approved by FINRA, will increase the Company’s issued and outstanding shares from 18,000,000 to 90,000,000 shares.

On February 14, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received proceeds of $5,582 on March 18, 2010, and the remaining $12,418 was received between May 27, 2010 and June 22, 2010.

On August 31, 2011 a stockholder contributed capital of $2,796 to the Company, for which he does not desire repayment.

Note 10 – Concentrations in Sales to a Few Customers

The largest five customers accounted for 100% of revenues for the year ended March 31, 2011, and were related to each other. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

For the six months ended September 30, 2011 and the year ended March 31, 2011, respectively, the Company produced net operating income (losses) before provision for income taxes of $(137,815), and $52,961 respectively, accordingly, a provision for income taxes of $-0- and $17,686 has been recorded at September 30, 2011 and March 31, 2011, respectively.

The federal and state income tax provision (benefit) is summarized as follows:

	September 30,	March 31,
	2011	2011
Current:
Federal income tax	$-	$10,081
State income tax	-	7,605
	$-	$17,686
Deferred:
Federal income tax	$-	$-
State income tax	-	-
Less: valuation allowance	-	-
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2011 and March 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	March 31,
	2011	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before September 30, 2011.

Note 12 – Subsequent Events

On October 7, 2011 the Board of Directors approved a 5:1 stock split effective October 14, 2011 and increased the number of shares of common stock authorized from 90,000,000 to 200,000,000.  The stock split, however, has not yet been approved by FINRA (“Financial Industry Regulation Authority”).  As such, the effects of the stock split have not been retroactively reflected in these financial statements.  The resulting stock split, once approved by FINRA, will increase the Company’s issued and outstanding shares from 18,000,000 to 90,000,000 shares.  The common stock split has not been applied retrospectively as presented in these interim financial statements.

On October 12, 2011, the shareholders amended the Articles of Incorporation to increase the Company’s authorized shares of common stock from 90,000,000 to 200,000,000, and to change the Company name from Imobolis, Inc. to FrogAds, Inc.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to FrogAds Inc. (previously known as Imobolis, Inc).

OVERVIEW AND OUTLOOK

Imobolis was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. Imobolis expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the Imobolis.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements. On October 12, 2011 we changed our name to FrogAds, Inc. as it more accurately reflects the business operations of the company.

We are a development stage company with a limited history of operations. We plan to market FrogAds through a combination of direct sales, referrals and networking within the industry. Our first revenues were earned on November 26, 2010 with the first sale of banner ads. From November 26, 2010 through March 31, 2011 we generated a total of $248,000 of revenues through the sale of banner ads to a total of five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK). The banner ads ran for thirty days each under our standard contractual agreements.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010:

	For the three	For the three
	months ended	months ended	Increase /
	September 30, 2011	September 30, 2010	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Advertising	16,335	5,000	11,335
Depreciation	531	-	531
General and administrative	39,294	(30)	39,324
Professional fees	10,783	3,000	7,783

Total operating expenses	66,943	7,970	58,973

Net operating loss	(66,943)	(7,970)	(58,973)

Interest expense	(733)	(101)	(632)

Net loss	$(67,676)	$(8,071)	$(59,605)

The Company was established on February 11, 2010 and had no operations during the period from February 11, 2010 (inception) through September 30, 2010, as such, there were no revenues and limited expenses for the three months ended June 30, 2010.

Advertising:

Advertising expenses were $16,335 for the three months ended September 30, 2011 compared to $5,000 for the three months ended September 30, 2010, an increase of $11,335 or 227%. Our advertising expenses increased due to the commencement of our operations during 2011 and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics.

Depreciation:

Depreciation expenses for the three months ended September 30, 2011 and the three months ended September 30, 2010 was $531 and $-0- respectively, representing an increase of $531 or 100%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses for the three months ended September 30, 2011 and the three months ended September 30, 2010 was $39,294 and $(30) respectively, representing an increase of $39,324 or 100%. The increase in general and administrative expenses consisted of $30,000 of officer compensation, $2,825 of payroll taxes and penalties, $30 of bank fees, and $4,380 of computer, internet and office supplies, and $2,059 of stock services expenses, compared to a refund of $(30) of bank fees during the comparative three months ended September 30, 2010.

Professional Fees:

Professional fees for the three months ended September 30, 2011 and the three months ended September 30, 2010 was $10,783 and $3,000 respectively, representing an increase of $7,783 or 259%. The increase was primarily due to professional fees related to our year-end audit and reporting requirements that were not incurred during the three months ended September 30, 2010 as we progressed through our initial S-1 filing with the Securities and Exchange Commission (SEC).

Net Operating Loss:

Net operating loss for the three months ended September 30, 2011 was $66,943 compared to a net operating loss of $7,970 for the three months ended September 30, 2010, an increase of $58,973, or 740%. Net operating loss increased primarily as a result of our continuation of operations on our website during the three months ended September 30, 2011, and the establishment of officer compensation of $10,000 per month, along with professional fees related to our year-end audit and reporting requirements that were not incurred during the three months ended September 30, 2010.

Total Other Expense:

Total other expense was $733 for the three months ended September 30, 2011 compared to $101 for three months ended September 30, 2010, an increase of $632, or 626%. The increase in total other expense was due to interest expenses incurred on additional promissory notes payable that were initiated during the three months ended September 30, 2011 that was not present in the comparative period ended September 30, 2010.

Net Loss:

The net loss for the three months ended September 30, 2011 was $67,676, compared to a net loss of $8,071 for the three months ended September 30, 2010, an increased net loss of $59,605, or 739%. Net loss increased primarily as a result of our continuation of operations on our website during the three months ended September 30, 2011, and the establishment of officer compensation of $10,000 per month, along with professional fees related to our year-end audit and reporting requirements, and interest expenses incurred on additional promissory notes payable that were not incurred during the three months ended September 30, 2010.

Results of Operations for the Six Months Ended September 30, 2011 and 2010:

	For the six	For the six
	months ended	months ended	Increase /
	September 30, 2011	September 30, 2010	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Advertising	33,918	5,000	28,918
Depreciation	1,062	-	1,062
General and administrative	77,403	1,330	76,073
Professional fees	24,500	15,500	9,000

Total operating expenses	136,883	21,830	115,053

Net operating loss	(136,883)	(21,830)	(115,053)

Interest expense	(932)	(101)	(831)

Net loss	$(137,815)	$(21,931)	$(115,884)

The Company was established on February 11, 2010 and had no operations during the period from February 11, 2010 (inception) through September 30, 2010, as such, there were no revenues and limited expenses for the six months ended June 30, 2010.

Advertising:

Advertising expenses were $33,918 for the six months ended September 30, 2011 compared to $5,000 for the six months ended September 30, 2010, an increase of $28,918 or 578%. Our advertising expenses increased due to the commencement of our operations during 2011 and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics.

Depreciation:

Depreciation expenses for the six months ended September 30, 2011 and the six months ended September 30, 2010 was $1,062 and $-0-, respectively, representing an increase of $1,062, or 100%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses for the six months ended September 30, 2011 and the six months ended September 30, 2010 was $77,403 and $1,330 respectively, representing an increase of $76,073 or 5,720%. The increase in general and administrative expenses consisted of $60,000 of officer compensation, $7,011 of payroll taxes and penalties, $75 of bank fees, and $8,041 of computer, internet and office supplies, and $2,276 of stock services expenses, compared to $50 of bank fees and $1,280 of stock services fees during the comparative six months ended September 30, 2010.

Professional Fees:

Professional fees for the six months ended September 30, 2011 and the six months ended September 30, 2010 was $24,500 and $15,500 respectively, representing an increase of $9,000 or 58%. The increase was a result of $9,000 of increased professional fees during the six months ended September 30, 2011 related to launching our internet presence that was not incurred during the three months ended September 30, 2010.

Net Operating Loss:

Net operating loss for the six months ended September 30, 2011 was $136,883 compared to a net operating loss of $21,830 for the six months ended September 30, 2010, an increase of $115,053, or 527%. Net operating loss increased primarily due to our continued development of our website during the six months ended September 30, 2011, and the establishment of officer compensation of $10,000 per month, along with a consulting agreement consisting of monthly payments of $3,000 for the first three months of the six months ended September 30, 2011 that had not yet been established during the six months ended September 30, 2010.

Total Other Expense:

Total other expense was $932 for the six months ended September 30, 2011 compared to $101 for six months ended September 30, 2010, an increase of $831 or 823%. The increase in total other expense was due to interest expenses incurred on additional promissory notes payable that were initiated during the six months ended September 30, 2011 that was not present in the comparative period ended September 30, 2010.

Net Loss:

The net loss for the six months ended September 30, 2011 was $137,815, compared to a net loss of $21,931 for the six months ended September 30, 2010, an increased net loss of $115,884, or 528%. Net loss increased primarily due to our continued development of our website during the six months ended September 30, 2011, and the establishment of officer compensation of $10,000 per month, along with a consulting agreement consisting of monthly payments of $3,000 for the first three months of the six months ended September 30, 2011, and interest expenses incurred on additional promissory notes payable that were not incurred during the six months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2011 compared to March 31, 2011.

	September 30, 2011	March 31, 2011
Total Assets	$76,897	$101,908

Total Liabilities	$159,223	$49,215

Retained Earnings (Deficit)	$(103,122)	$34,693

Stockholders’ Equity (Deficit)	$(82,326)	$52,693

Working Capital	$4,810	$42,767

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and others, and revenues from operations. At September 30, 2011, we had working capital deficit of $4,810. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

During the six months ended September 30, 2011 the Company received short term, unsecured, bridge loans totaling $1,141, from the Company’s CEO, Julian Spitari. These loans were repaid in full during the six months ended September 30, 2011. There is no guarantee that the founder and CEO, Julian Spitari will be willing to commit any further loans to the Company at this time.

In addition, we received a total of $96,000 from four individuals in exchange for unsecured promissory notes, carrying a 7% interest rate, payable eighteen months from the origination dates between July 29, 2011 and September 30, 2011. Interest is payable on the first day of January and the first day of June each year until repaid.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2011, our cash balance was $65,234. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $137,815 and $21,931 for the six months ended September 30, 2011 and 2010, respectively, has retained earnings (deficit) of ($103,122) and $34,693 at September 30, 2011 and March 31, 2011, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description

31.1 *	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1 *	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Labels Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

FrogAds, Inc.

/s/ Julian Spitari
Julian Spitari
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)