Form 10-Q
period 2011-12-31
FrogAds, Inc.
filed 2012-02-21
CIK 1492683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 333-167077

FrogAds, Inc.
(Formerly Imobolis, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	27-2028734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21820 Burbank Blvd., Suite 325 Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock on February 21, 2012 was 90,000,000.

FROGADS, INC.
(Formerly Imobolis, Inc.)
FORM 10-Q

INDEX		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	2
	Condensed Statements of Operations for the Three and Nine Months ended December 31, 2011 and 2010 (Unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to December 31, 2011 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months ended December 31, 2011 and 2010 (unaudited), and the period from July 1, 2011 (inception) to December 31, 2011 (Unaudited)	4
	Notes to the Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current assets:
Cash	$27,578	$85,359
Prepaid expenses	4,700	6,623
Deferred tax assets	17,686	-
Total current assets	49,964	91,982

Property and equipment, net	8,333	9,926

Total assets	$58,297	$101,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,076	$4,434
Accrued expenses	50,861	34,781
Convertible note payable, net of discount of $1,127	23,873	-
Current portion of notes payable	16,000	10,000
Total current liabilities	95,810	49,215

Notes payable	90,000	-

Total liabilities	185,810	49,215

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding	90,000	90,000
Additional Paid in Capital	(67,779)	(72,000)
Retained earnings (deficit) prior to re-entry into development stage	(35,446)	34,693
Accumulated deficit after re-entry into development stage	(114,288)	-
Total stockholders' equity (deficit)	(127,513)	52,693

Total liabilities and stockholders' equity (deficit)	$58,297	$101,908

See accompanying notes to financial statements.

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended		July 1, 2011
	December 31,		December 31,		(re-entry) to
	2011	2010	2011	2010	December 31, 2011

Revenue	$130	$47,833	$130	$47,833	$130

Operating expenses:
Advertising	9,888	38,859	43,806	43,859	26,223
Depreciation	531	172	1,593	172	1,062
General and administrative	47,764	14,359	125,167	15,689	87,058
Professional fees	4,000	2,000	28,500	17,500	14,783

Total operating expenses	62,183	55,390	199,066	77,220	129,126

Net operating (loss)	(62,053)	(7,557)	(198,936)	(29,387)	(128,996)

Other (expense)
Interest expense	(2,245)	(426)	(3,177)	(527)	(2,978)

Net (loss) before provision for income taxes	(64,298)	(7,983)	(202,113)	(29,914)	(131,974)

Provision for income taxes	17,686	-	17,686	-	17,686

Net (loss)	$(46,612)	$(7,983)	$(184,427)	$(29,914)	$(114,288)

Weighted average number of common shares outstanding - basic and fully diluted	90,000,000	90,000,000	90,000,000	90,000,000

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

See accompanying notes to financial statements.

FROGADS, INC. (FORMERLY IMOBOLIS, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended		July 1, 2011
	December 31,		(re-entry) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(184,427)	$(29,914)	$(114,288)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,593	172	1,062
Amortization of beneficial conversion feature	123	-	123
(Increase) decrease in assets:
Prepaid expenses	1,923	(2,106)	1,945
Deferred tax assets	(17,686)	-	(17,686)
Increase (decrease) in liabilities:
Accounts payable	642	934	4,142
Accrued expenses	16,080	90	11,330
Accrued expenses, related party	-	437	-
Deferred revenues	-	75,167	-

Net cash used in operating activities	(181,752)	44,780	(113,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(629)	-

Net cash used in investing activities	-	(629)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,141	23,484	1,141
Repayments on related party loans	(1,141)	(10,000)	(1,141)
Proceeds from convertible notes payable	25,000	-	25,000
Proceeds from notes payable	96,000	-	96,000
Contributed capital	2,971	-	2,971
Proceeds from sale of common stock, related party	-	12,418	-

Net cash provided by financing activities	123,971	25,902	123,971

NET CHANGE IN CASH	(57,781)	70,053	10,599

CASH AT BEGINNING OF PERIOD	85,359	5,000	16,979

CASH AT END OF PERIOD	$27,578	$75,053	$27,578

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Equipment purchased with note payable	$-	$(10,000)

See accompanying notes to financial statements.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business
FrogAds, Inc. (Formerly Imobolis, Inc.) (“The Company”) was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. FrogAds expects to generate a large inventory of classified ads. The listings are free to the seller and buyer, however, FrogAds sells “advertisements’ or “banner ads” on its internet site directed toward internet users and vehicle buyers. The Company generates its corporate revenue from the sale of such advertisements.

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

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $184,427 and $29,914 for the nine months ended December 31, 2011, and 2010, respectively, and has retained earnings (deficit) of ($149,734) and $34,693 at December 31, 2011 and March 31, 2011, respectively. Also, the Company’s current liabilities exceed its current assets by $45,846 as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On February 14, 2010, the Company issued 90,000,000 founder’s shares, as adjusted to reflect a 5:1 stock split on October 14, 2011, at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received proceeds of $5,582 on March 18, 2010, and the remaining $12,418 was received between May 27, 2010 and June 22, 2010.

From time to time the Company’s founder and CEO, Julian Spitari has advanced short term loans to the Company to fund operations. During the nine months ended December 31, 2011, Mr. Spitari advanced a total of $1,141 to the Company, which was repaid in full prior to December 31, 2011. The principal balances of the short term loans were $-0- and $-0- at December 31, 2011 and March 31, 2011, respectively.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	March 31,
	2011	2011
Computer equipment	$10,629	$10,629
Less accumulated depreciation	(2,296)	(703)
	$8,333	$9,926

Depreciation and amortization expense totaled $1,593 and $172 for the nine months ended December 31, 2011, and 2010, respectively.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Accrued Expenses

As of December 31, 2011 and March 31, 2011 accrued expenses included the following:

	December 31,	March 31,
	2011	2011
Accrued Payroll, Officers	$15,003	$14,638
Accrued Payroll Taxes	14,831	2,170
Accrued Interest	3,341	287
Accrued Income Taxes	17,686	17,686
	$50,861	$34,781

Note 7 – Due to Officer, Related Parties

Officer loan consists of the following at December 31, 2011 and March 31, 2011, respectively:

	December 31,	March 31,
	2011	2011
Unsecured promissory note to Julian Spitari, founder and CEO, carries an 8% interest rate, due on demand	$-	$-

The Company’s founder and CEO, Julian Spitari has advanced loans to the Company to fund operations totaling $1,141 and $23,484 for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011, respectively. These short term loans were subsequently repaid in full prior to each corresponding balance sheet date.

The Company recorded interest expense in the amount of $-0- and $437 related to the officer loans for the nine months ended December 31, 2011 and December 31, 2010, respectively.

Note 8 – Convertible Note Payable

Convertible Note payable consists of the following at December 31, 2011 and March 31, 2011, respectively:

	December 31,	March 31,
	2011	2011

Unsecured convertible promissory note, carries an 8% interest rate, matures on November 18, 2012, convertible into common stock at $0.20 per share at the holders discretion	$25,000	$-
Less unamortized discount on beneficial conversion feature	(1,127)	-
Convertible note payable	$23,873	$-

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $1,250. The discount is amortized from the dates of issuance until the stated redemption date of the debt, consisting of one year.

According to the terms of the Convertible Promissory Note, the number of shares that would be received upon conversion was 126,205 shares of common stock at December 31, 2011.

During the nine months ended December 31, 2011 and 2010, the Company recorded financial expenses in the amount of $123 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

The Company recorded interest expense in the amount of $241 and $-0- related to the note payable for the nine months ended December 31, 2011 and December 31, 2010, respectively.

Note 9 – Notes Payable

Notes payable consists of the following at December 31, 2011 and March 31, 2011, respectively:

	December 31,	March 31,
	2011	2011

Unsecured promissory note, carries an 8% interest rate, due on demand	$10,000	$10,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on December 29, 2012	6,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on February 12, 2013	45,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 22, 2013	25,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 31, 2013	20,000	-

Total notes payable	106,000	10,000
Less current portion of long term debts	(16,000)	(10,000)
Total long term portion of notes payable	$90,000	$-

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company recorded interest expense in the amount of $2,813 and $-0- related to the notes payable for the nine months ended December 31, 2011 and December 31, 2010, respectively.

Note 10 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 200,000,000 shares of common stock, and 10,000,000 shares of preferred stock.

Common Stock
On October 7, 2011 the Board of Directors approved a 5:1 stock split effective October 14, 2011 and increased the number of shares of common stock authorized from 90,000,000 to 200,000,000. The resulting stock split increased the Company’s issued and outstanding shares from 18,000,000 to 90,000,000 shares. The common stock split has been applied retrospectively as presented in these interim financial statements.

On February 14, 2010, the Company issued 90,000,000 founder’s shares, as adjusted to reflect the 5:1 stock split on October 14, 2011, at the par value of $0.001 in exchange for proceeds of $18,000.

Note 11 – Concentrations in Sales to a Few Customers

The largest five customers accounted for 100% of revenues for the year ended March 31, 2011, and were related to each other. An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

Note 12 – Income Taxes

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

For the nine months ended December 31, 2011 and the year ended March 31, 2011, respectively, the Company produced net operating income (losses) before provision for income taxes of $(202,113), and $52,961 respectively, accordingly, a provision for income taxes of $-0- and $17,686 has been recorded at December 31, 2011 and March 31, 2011, respectively. The Company had approximately $197,000 and $-0- of federal and state net operating loss carry forwards at December 31, 2011 and March 31, 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The federal and state income tax provision (benefit) is summarized as follows:

	December 31,	March 31,
	2011	2011
Current:
Federal income tax	$-	$10,081
State income tax	-	7,605
	$-	$17,686
Deferred tax assets, net operating loss carry forwards:
Federal income tax	$51,000	$-
State income tax	18,000	-
Less: valuation allowance	(51,314)	-
Net deferred tax assets	$17,686	$-

Based on the available objective evidence, including the Company’s history of its losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a valuation allowance against a portion of its net deferred tax assets at December 31, 2011. The Company has recognized a deferred tax asset as of December 31, 2011 of $17,686 related to the portion of the net operating loss that can be carried back to recover the federal and state tax liabilities recognized from the fiscal year ended March 31, 2011. An allowance of $51,314 has been recognized to offset the remaining net operating loss carry forward that is more likely than not to not be fully realizable.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,		March 31,
	2011		2011

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before December 31, 2011.

FrogAds, Inc. (Formerly Imobolis, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 13 – Subsequent Events

On January 11, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $25,000, which carries an 8% interest rate, matures on January 10, 2013, and is convertible into stock at $0.20 per share at holder’s discretion.

On January 23, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $25,000, which carries an 8% interest rate, matures on January 22, 2013, and is convertible into stock at $0.20 per share at holder’s discretion.

On January 26, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $15,000, which carries an 8% interest rate, matures on January 25, 2013, and is convertible into stock at $0.20 per share at holder’s discretion.

On February 2, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $100,000, which carries an 8% interest rate, matures on February 1, 2013, and is convertible into preferred stock at $0.20 per share at the holder’s discretion.

On February 13, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $80,000, which carries an 8% interest rate, matures on February 12, 2013, and is convertible into preferred stock at $0.20 per share at the holder’s discretion.

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

OVERVIEW AND OUTLOOK

FrogAds was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. FrogAds expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements. On October 12, 2011 we changed our name to FrogAds, Inc. as it more accurately reflects the business operations of the company.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010:

	For the three	For the three
	months ended	months ended	Increase /
	December 31, 2011	December 31, 2010	(Decrease)

Revenue	$130	$47,833	$(47,703)

Operating expenses:
Advertising	9,888	38,859	(28,971)
Depreciation	531	172	359
General and administrative	47,764	14,359	33,405
Professional fees	4,000	2,000	2,000

Total operating expenses	62,183	55,390	6,793

Net operating loss	(62,053)	(7,557)	(54,496)

Interest expense	(2,245)	(426)	(1,819)

Net loss before provision for income taxes	(64,298)	(7,983)	(56,315)

Provision for income taxes	17,686	-	17,686

Net loss	$(46,612)	$(7,983)	$(38,629)

Revenues:

For the three months ended December 31, 2011 and 2010, we received revenues of $130 and $47,833, respectively, from selling banner ads on our website. This represents a decrease of $47,703 or 100%. The decrease was a result of the receipt of significant advertising revenues recognized during the three months ended December 31, 2010 that were not realized during the comparative three months ended December 31, 2011. As a result of our decreased revenues we re-entered the development stage on July 1, 2011.

Advertising:

Advertising expenses were $9,888 for the three months ended December 31, 2011 compared to $38,859 for the three months ended December 31, 2010, a decrease of $28,971 or 74%. Our advertising expenses consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics. The decrease was due to a reduction in advertising spending in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 as the resources were unavailable. We have begun to increase our advertising focus and anticipate increased advertising expenses in the future.

Depreciation:

Depreciation expenses for the three months ended December 31, 2011 and the three months ended December 31, 2010 was $531 and $172 respectively, representing an increase of $359 or 208%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses for the three months ended December 31, 2011 and the three months ended December 31, 2010 was $47,764 and $14,359 respectively, representing an increase of $33,405 or 233%. The increase in general and administrative expenses consisted primarily of officer compensation earned during the three months ended December 31, 2011 that were not earned during the comparative three months ended December 31, 2010. Officer compensation is $30,000 per quarter until April 1, 2012 when it increases to $30,900 per quarter, or $123,600 on an annualized basis.

Professional Fees:

Professional fees for the three months ended December 31, 2011 and the three months ended December 31, 2010 was $4,000 and $2,000 respectively, representing an increase of $2,000 or 100%. The increase was primarily due to professional fees related to our year-end audit and reporting requirements that were not incurred during the three months ended December 31, 2010 as we progressed through our initial S-1 filing with the Securities and Exchange Commission (SEC).

Net Operating Loss:

Net operating loss for the three months ended December 31, 2011 was $62,053 compared to a net operating loss of $7,557 for the three months ended December 31, 2010, an increase of $54,496, or 721%. Net operating loss increased primarily as a result of our diminished revenues and the establishment of officer compensation of $10,000 per month during the three months ended December 31, 2011 that were not realized during the comparative three months ended December 31, 2010.

Total Other Expense:

Total other expense was $2,245 for the three months ended December 31, 2011 compared to $426 for three months ended December 31, 2010, an increase of $1,819, or 427%. The increase in total other expense was due to interest expenses incurred on additional promissory notes payable that were present during the three months ended December 31, 2011 that were not present in the comparative three month period ended December 31, 2010.

Net (Loss) before Provision for Taxes:

For the three months ended December 31, 2011 and 2010, our net (loss) before provision for taxes was $64,298 and $7,983, respectively. The increase of $56,315, or 705%, was primarily a result of our diminished revenues and the establishment of officer compensation of $10,000 per month, along with additional interest expense incurred on promissory notes during the three months ended December 31, 2011 that were not realized during the comparative three months ended December 31, 2010.

Provision for Income Taxes:

Our provision for income taxes grew from $-0- for the three months ended December 31, 2010 to $17,686 for the three months ended December 31, 2011. The increase of $17,686, or 100%, represents an increase related to the recognition of a deferred tax asset related to the net operating loss that is expected to be carried back to the tax returns for the fiscal year ended March 31, 2011. The $17,686 provision for income taxes for the three months ended December 31, 2011 is a combination of a deferred tax asset provision of $10,081 of federal income tax and $7,605 of state income tax.

Net Loss:

The net loss for the three months ended December 31, 2011 was $46,612, compared to a net loss of $7,983 for the three months ended December 31, 2010, an increased net loss of $38,629, or 484%. Net loss increased primarily as a result of our diminished revenues and the establishment of officer compensation of $10,000 per month, along with additional interest expense incurred on promissory notes, along with an offsetting benefit of the $17,686 provision for deferred tax asset recognized during the three months ended December 31, 2011 that were not realized during the comparative three months ended December 31, 2010.

Results of Operations for the Nine Months Ended December 31, 2011 and 2010:

	For the nine	For the nine
	months ended	months ended	Increase /
	December 31, 2011	December 31, 2010	(Decrease)

Revenue	$130	$47,833	$(47,703)

Operating expenses:
Advertising	43,806	43,859	(53)
Depreciation	1,593	172	1,421
General and administrative	125,167	15,689	109,478
Professional fees	28,500	17,500	11,000

Total operating expenses	199,066	77,220	121,846

Net operating loss	(198,936)	(29,387)	(169,549)

Interest expense	(3,177)	(527)	(2,650)

Net loss before provision for income taxes	(202,113)	(29,914)	(172,199)

Provision for income taxes	17,686	-	17,686

Net loss	$(184,427)	$(29,914)	$(154,513)

Revenues:

For the nine months ended December 31, 2011 and 2010, we received revenues of $130 and $47,833, respectively, from selling banner ads on our website. This represents a decrease of $47,703 or 100%. The decrease was a result of the receipt of significant advertising revenues recognized during the nine months ended December 31, 2010 that were not realized during the comparative nine months ended December 31, 2011. As a result of our decreased revenues we re-entered the development stage on July 1, 2011.

Advertising:

Advertising expenses were $43,806 for the nine months ended December 31, 2011 compared to $43,859 for the nine months ended December 31, 2010, an increase of $53 or -0-%. Our advertising expenses remained constant and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics. We have begun to increase our advertising focus and anticipate increased advertising expenses in the future.

Depreciation:

Depreciation expenses for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 was $1,593 and $172, respectively, representing an increase of $1,421, or 826%. The increase was a result of purchasing assets with which to operate our business and generate revenues and subsequently depreciating those assets as they were put into service.

General and Administrative:

General and administrative expenses for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 was $125,167 and $15,689 respectively, representing an increase of $109,478 or 698%. The increase in general and administrative expenses consisted primarily of officer compensation earned during the three months ended December 31, 2011 that were not earned during the comparative three months ended December 31, 2010. Officer compensation is $30,000 per quarter until April 1, 2012 when it increases to $30,900 per quarter, or $123,600 on an annualized basis.

Professional Fees:

Professional fees for the nine months ended December 31, 2011 and the nine months ended December 31, 2010 was $28,500 and $17,500 respectively, representing an increase of $11,000, or 63%. The increase was a result of $9,000 of increased professional fees during the nine months ended December 31, 2011 related to launching our internet presence that was not incurred during the nine months ended December 31, 2010.

Net Operating Loss:

Net operating loss for the nine months ended December 31, 2011 was $198,936 compared to a net operating loss of $29,387 for the nine months ended December 31, 2010, an increase of $169,549 or 577%. Net operating loss increased primarily due to our diminished revenues, the establishment of officer compensation of $10,000 per month, along with increased professional fees for the nine months ended December 31, 2011 that had not yet been recognized during the nine months ended December 31, 2010.

Total Other Expense:

Total other expense was $3,177 for the nine months ended December 31, 2011 compared to $527 for nine months ended December 31, 2010, an increase of $2,650 or 503%. The increase in total other expense was due to interest expenses incurred on additional promissory notes payable that were initiated during the nine months ended December 31, 2011 that was not present in the comparative period ended December 31, 2010.

Net (Loss) before Provision for Taxes:

For the nine months ended December 31, 2011 and 2010, our net (loss) before provision for taxes was $202,113 and $29,914, respectively. The increase of $172,199, or 576%, was primarily a result of our diminished revenues, the establishment of officer compensation of $10,000 per month and increased professional fees, along with additional interest expense incurred on promissory notes during the nine months ended December 31, 2011 that were not realized during the comparative nine months ended December 31, 2010.

Provision for Income Taxes:

Our provision for income taxes grew from $-0- for the nine months ended December 31, 2010 to $17,686 for the nine months ended December 31, 2011. The increase of $17,686, or 100%, represents an increase related to the recognition of a deferred tax asset related to the net operating loss that is expected to be carried back to the tax returns for the fiscal year ended March 31, 2011. The $17,686 provision for income taxes for the nine months ended December 31, 2011 is a combination of a deferred tax asset provision of $10,081 of federal income tax and $7,605 of state income tax.

Net Loss:

The net loss for the nine months ended December 31, 2011 was $184,427, compared to a net loss of $29,914 for the nine months ended December 31, 2010, an increased net loss of $154,513, or 517%. Net loss increased primarily as a result of our diminished revenues, the establishment of officer compensation of $10,000 per month and increased professional fees, additional interest expense incurred on promissory notes, along with an offsetting benefit of the $17,686 provision for deferred tax asset recognized during the nine months ended December 31, 2011 that were not realized during the comparative nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2011 compared to March 31, 2011.

	December 31, 2011	March 31, 2011
Total Assets	$58,297	$101,908

Total Liabilities	$185,810	$49,215

Retained Earnings (Deficit)	$(149,734)	$34,693

Stockholders’ Equity (Deficit)	$(127,513)	$52,693

Working Capital	$(45,846)	$42,767

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and others, and revenues from operations. At December 31, 2011, we had working capital deficit of $45,846. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

During the nine months ended December 31, 2011 the Company received short term, unsecured, bridge loans totaling $1,141, from the Company’s CEO, Julian Spitari. These loans were repaid in full during the nine months ended December 31, 2011. There is no guarantee that the founder and CEO, Julian Spitari will be willing to commit any further loans to the Company at this time.

In addition, we received a total of $96,000 from four individuals in exchange for unsecured promissory notes, carrying a 7% interest rate, payable eighteen months from the origination dates between July 29, 2011 and September 30, 2011. Interest is payable on the first day of January and the first day of June each year until repaid. No interest payments have yet been paid on these promissory notes.

We also received $25,000 on November 17, 2011 in exchange for an unsecured convertible promissory note, carrying an 8% interest rate, convertible into common stock at $0.20 per share at the holder’s discretion, maturing on November 18, 2012.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2011, our cash balance was $27,578. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $184,427 and $29,914 for the nine months ended December 31, 2011 and 2010, respectively, has retained earnings (deficit) of ($149,734) and $34,693 at December 31, 2011 and March 31, 2011, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO, Julian Spitari, carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, Mr. Spitari concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Date: February 21, 2012

FrogAds, Inc.

By:	/s/ Julian Spitari
Julian Spitari
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)