Form 10-K
period 2012-03-31
FrogAds, Inc.
filed 2012-07-19
CIK 1492683

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 333-167077

FrogAds, Inc.

(Formerly Imobolis, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	27-2028734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21820 Burbank Blvd., Suite 325, Woodland Hills, California 91367

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2011, was approximately $8,791,649 based on a share value of $0.21. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of July 17, 2012, there were 99,833,000 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

i

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

In this report, references to “FROGADS”, “the Company”, “we,” “us,” and “our” refer to FROGADS, INC, (formerly IMOBOLIS, INC.), a Nevada corporation.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

FrogAds was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. FrogAds expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the Company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements. On October 12, 2011 we changed our name from Imobolis, Inc. to FrogAds, Inc. as it more accurately reflects the business operations of the Company.

We are a development stage company with a limited history of operations. We plan to market FrogAds through a combination of direct sales, referrals and networking within the industry. Our first revenues were earned on November 26, 2010 with the first sale of banner ads. We generated $580 and $248,000 of revenues during the years ended March 31, 2012 and 2011, respectively, through the sale of banner ads.

GENERAL INTRODUCTION

FrogAds, Inc. (Formerly, Imobolis, Inc.) was founded in the State of Nevada on February 11, 2010. The Company markets its services through a combination of direct sales, referrals and networking within the industry. The Company exited the development stage when it began generating revenue on November 26, 2010 and re-entered the development stage on July 1, 2011.

FrogAds provides an internet site where sellers of products and services list their products and services for free. Because the listings are free, FrogAds expects to generate a large inventory of product and service ads. FrogAds sells “advertisements’ or “banner ads” on its internet site directed at its internet users that view the inventories of product and service ads.

FrogAds sells “banner ads” on its website directed at the large number of users of its free products and service listing service. All banner ads are sold for a minimum 30 day period, after which any ad must be re-posted and paid for again. FrogAds has no direct involvement in the sale or exchange of products and services, rather acting as a “community bulletin board” for any such listings. Currently, FrogAds generates all of its income from the sale of “banner ads” directed at its website user base.

The Company started selling advertising space on its website in November of 2010. FrogAds sold a total of $248,000 of banner ads during the year ended March 31, 2011 to five advertisers to run banner ads on the Company’s website. Presently these banner ads have all expired and have not renewed. FrogAds’ relationship with these advertisers still continues. The Company has not entered into any new contracts with any advertisers subsequent to the Company’s fiscal year-end, March 31, 2011. FrogAds continues to sell banner ads on its website, however there can be no assurance that revenues will be sufficient to fund the Company’s operations over the next fiscal year. FrogAds has sold a total of $248,580 of banner ads from November 26, 2010 to present.

Over the next twelve months, FrogAds, Inc. plans to build out its reputation and develop a network in the internet based bulletin board service which will provide free listings of products and services for sale to the general public thereby attracting new advertisers to the bulletin board.

BUSINESS DEVELOPMENT

The Company was incorporated on February 11, 2010 in the state of Nevada. The Company has had limited operations from inception (February 11, 2010) to March 31, 2012, and exited the development stage on November 26, 2010 when it commenced selling banner ads on its website. The Company re-entered the development stage company on July 1, 2011 when revenues substantially diminished.

FrogAds, Inc. (Formerly, Imobolis, Inc.) provides online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. FrogAds, Inc. is offering free online classified ads that the company believes are redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website in an effort to reach their target market.

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

We have received the following revenues from our operations, as we have engaged in the operation of our internet based bulletin board service which provides free listing of products and services for sale to the general public. Our net sales consisted of the following for the fiscal year ended, March 31, 2012:

Fiscal Year Ended	Sales of
March 31, 2012	Banner Ads	Total Sales

$580	$580	$580

Fiscal Year Ended	Sales of
March 31, 2011	Banner Ads	Total Sales

$248,000	$248,000	$248,000

As there is insufficient cash to provide for operations for the next twelve months, the Company will need to seek other sources of capital.

Over the next twelve months FrogAds, Inc. plans to build out and establish its reputation and network of clients and advisors in the online posting of classified ads free to the public. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay FrogAds to post banner advertisements on the website.

PRINCIPAL OPERATIONS, PRODUCTS AND SERVICES OF THE COMPANY

FrogAds, Inc. (Formerly Imobolis, Inc.), also referred to as “FrogAds” and “the Company”, was incorporated in the State of Nevada on February 11, 2010. FrogAds, Inc. is presently offering online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. FrogAds, Inc. is offering free online classified ads that the Company believes are redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the http://www.FrogAds.com website for products and services.

COMPETITION

FrogAds, Inc. (Formerly Imobolis, Inc.) is in the same internet category as Cars.com, Carsdirect.com, Craig’s list and AutoTrader.com. FrogAds’ product and services ads are free for 30 days, at which time the listing can again be renewed for another 30 days. FrogAds’ competitors focus on products and services marketed at users who can afford the listing charges; FrogAds, however, makes its listing service free to all comers, dealers or private individuals.

GOVERNMENTAL APPROVAL AND REGULATION

FrogAds, Inc. (Formerly Imobolis, Inc.) does not believe that any governmental approvals are required for posting of free ads for products and services on our site.

RESEARCH AND DEVELOPMENT

FrogAds, Inc. (Formerly Imobolis, Inc.) is constantly utilizing the latest technology to enhance our customer’s ability to post free online ads. Although research and development costs are incorporated into our costs of operations on each project as it is developed, FrogAds, Inc. understands the importance of utilizing the latest available technology and constantly seeks to improve their free online ads in today’s fast changing society.

SEASONALITY

The amount of revenue realized by the Company each month is only affected slightly by the season for a variety of factors that mainly include summer break, and holidays, as internet use increases or decreases.

EMPLOYEES

Mr. Julian Spitari is the Chief Executive Officer, President, and Director. Currently the Company has three employees; however as it grows, it plans to employ additional employees as needed. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has the Company been subjected to any strikes or employment disruptions in its history. We intend to use the services of independent consultants and contractors to perform various professional services when and as they are deemed necessary. We believe that the use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

(A) RISKS RELATED TO OUR BUSINESS

WE OWED A TOTAL OF $573,634 IN LIABILITIES AS OF MARCH 31, 2012. WE WILL NEED TO RAISE ADDITIONAL FUNDS TO REPAY OUR OBLIGATIONS AND CONTINUE OUR OPERATIONS, AND THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL. FAILURE TO RAISE ADDITIONAL FUNDS COULD REQUIRE US TO SUBSTANTIALLY REDUCE OR TERMINATE OUR OPERATIONS.

As of March 31, 2012, we had $57,634 in liabilities and owed $516,000 in outstanding notes payable, which included a total of $420,000 owed on short term debts convertible into our common stock, and $96,000 owed to other unrelated parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. Our cash on hand is sufficient to fund operations for the next month. We will need to raise additional funds to continue to operate as a going concern.

We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2012 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights. In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

As shown in the accompanying financial statements, the Company has produced net income (loss) of ($719,870) and $35,275 for the years ended March 31, 2012, and 2011, respectively, has retained earnings (deficit) of $685,177 and $34,693 at March 31, 2012 and 2011, respectively, and cash on hand of $8,815 as of March 31, 2012. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations.

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

OUR AUDITOR HAS GIVEN US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended March 31, 2012 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. Management plans to try to increase sales and improve operating results through the expansion of our website. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

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

(B) RISKS RELATED TO THE INDUSTRY

INTERNET BASED BULLETIN BOARD AUTOMOBILE AND SERVICE INDUSTRY IS COST COMPETITIVE AND IS CHARACTERIZED BY LOW FIXED COSTS. A REDUCTION IN COST FOR THE INDUSTRY COULD AFFECT THE DEMAND FOR OUR INTERNET SERVICE.

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

WE HAVE A SHORT OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short operating history from February 11, 2010 (inception) to March 31, 2012 for investors to evaluate the potential of our business development. We are continuing to build our customer base and our brand name. Presently the Company has five advertisers; (Barclay, GregLoring, Kiwibox, AquilaVision Corporation, and RSTECHNIK), for the bulletin board. In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand FrogAds will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company has a working capital deficit of $295,079 at March 31, 2012.

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

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR SECURITIES. MOVING FORWARD, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

Our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “FROG,” however; there is currently only a limited market for our securities. If there is a market for our common stock in the future, we anticipate that such market would continue to be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the market for organizational software.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

THE CONVERTIBLE NOTES ARE CONVERTIBLE INTO SHARES OF OUR COMMON STOCK AT A DISCOUNT TO MARKET.

The conversion price of the $420,000 in currently outstanding Convertible Notes (principal only), is equal to the greater of (i) $0.006 and (ii) 55% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

THE ISSUANCE AND SALE OF COMMON STOCK UPON CONVERSION OF THE CONVERTIBLE NOTES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As sequential conversions of the Convertible Notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the Convertible Notes will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Convertible Notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at the greater of (i) $0.006 and (ii) a discount to market of 55% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

THE ISSUANCE OF COMMON STOCK UPON CONVERSION OF THE CONVERTIBLE NOTES WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

The issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at a conversion price equal to the greater of (i) $0.006 and (ii) 55% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE NOTES MAY ENCOURAGE THE HOLDER OF THE CONVERTIBLE NOTES TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The Convertible Notes are convertible into shares of our common stock at a conversion price equal to the greater of (i) $0.006 and (ii) 55% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. The significant downward pressure on the price of our common stock as the holder of the Convertible Notes converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of software companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results;
•	actual or anticipated changes in the expectations of securities analysts;
•	announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock; or
•	recruitment or departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

WE MAY ISSUE ADDITIONAL STOCK WITHOUT SHAREHOLDER CONSENT.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock, of which none are currently issued and outstanding. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 210,000,000 shares of capital stock consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

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

BECAUSE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, STOCKHOLDERS MAY HAVE TO SELL THEIR SHARES OF OUR COMMON STOCK TO REALIZE A RETURN ON THEIR INVESTMENT IN THE COMPANY.

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available. To date, we have paid no dividends. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

ITEM 2. PROPERTIES

The principal executive office of FrogAds, Inc. is located at 21820 Burbank Blvd., Suite 325, Woodland Hills, California 91367. This property is in good condition, well maintained and adequate for FrogAds’ current and immediately foreseeable operating needs. FrogAds does not have any policies regarding investments in real estate, securities or other forms of property. On January 24, 2012 the Company entered into a month to month lease for a second office in Philadelphia, Pennsylvania. This lease was subsequently terminated in April of 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Until recently, the Company's Common Stock was quoted and traded on the over-the-counter bulletin board market (OTCBB) under the symbol "FROG". In order to be quoted on the OTCBB, the Company is required to have one market maker who agrees to make a market in the Company’s common stock. However, due to recent rule changes enacted by the OTCBB, a number of firms ceased to act as market makers for OTCBB quoted securities, including ours. As a result, our Company’s stock along with the securities of a number of other companies, are no longer quoted by the OTCBB. The Company’s stock is now quoted on the OTCQB, which is the middle tier of the OTC market. The Company began trading on September 16, 2011. As of July 15, 2012, the Company had 99,833,000 shares of Common Stock outstanding held by approximately 21 shareholders of record.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices below have been adjusted as necessary to reflect a 5:1 forward stock split on October 14, 2011.

	COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED MARCH 31, 2012:
Fourth Quarter		$0.45		$0.10
Third Quarter		$0.59		$0.21
Second Quarter		$0.21		$0.21
First Quarter	$	N/A	$	N/A
FISCAL YEAR ENDED MARCH 31, 2011:
Fourth Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

(b) Holders of Common Stock

As of July 15, 2012, there were approximately 21 holders of record of the Company's Common Stock. West Coast Stock Transfer, Inc. (telephone: (619) 664-4780; facsimile: (619) 325-0160), is the registrar and transfer agent for our common stock.

(c) Dividends

FrogAds, Inc. (formerly Imobolis, Inc.) has never declared or paid dividends on its Common Stock. FrogAds, Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on FrogAds’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	-	$-	-
Total:	-	$-	-

__________________

(1) On April 27, 2012, the Company’s board of directors approved and established the “2012 Equity Incentive Plan”, intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees. Under the plan the Company is authorized to issue a total of 10,000,000 common stock options. The Company has not yet issued any common stock options. As of March 31, 2012, the Company had no options outstanding.

(e) Recent Sales of Unregistered Securities

Common Stock

On June 2, 2012, the Company issued 2,307,026 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $25,377, which consisted of $25,000 of principal and $377 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On June 1, 2012, the Company issued 2,025,974 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $26,000, which consisted of $25,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 1, 2012, the Company granted 4,000,000 shares of free trading common stock to a consultant for services rendered. The fair value of the common stock was $440,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2012, the Company granted 1,000,000 shares of free trading common stock to a consultant for services rendered. The fair value of the common stock was $110,000 based on the closing price of the Company’s common stock on the date of grant.

On January 31, 2012, the Company granted 500,000 shares of restricted common stock for advertising services. The fair value of the common stock was $145,000 based on the closing price of the Company’s common stock on the date of grant.

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

GENERAL OVERVIEW

Nature of business

FrogAds, Inc. (formerly Imobolis, Inc.) was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. FrogAds expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the Company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer, however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements. On October 12, 2011 we changed our name from Imobolis, Inc. to FrogAds, Inc. as it more accurately reflects the business operations of the Company.

We are a development stage company with a limited history of operations. We plan to market FrogAds through a combination of direct sales, referrals and networking within the industry. Our first revenues were earned on November 26, 2010 with the first sale of banner ads. We generated $580 and $248,000 of revenues during the years ended March 31, 2012 and 2011, respectively, through the sale of banner ads.

Over the next twelve months, FrogAds, Inc. plans to build out its reputation and develop a network in the internet based bulletin board service which will provide free listing of products and services for sale to the general public thereby attracting new advertisers to the bulletin board.

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

Results of Operations for the Years Ended March 31, 2012 and 2011:

	March 31,	March 31,	Increase /
	2012	2011	(Decrease)

Revenue	$580	$248,000	$(247,420)

Operating expenses:
Advertising	457,368	97,449	359,919
Commissions	-	24,800	(24,800)
Depreciation	2,124	703	1,421
General and administrative	205,518	43,523	161,995
Professional fees	37,400	27,800	9,600

Total operating expenses	702,410	194,275	508,135

Net operating income (loss)	(701,830)	53,725	(755,555)

Interest expense	(35,726)	(764)	(34,962)

Net income (loss) before
provision for income taxes	(737,556)	52,961	(790,517)

Provision for income taxes	17,686	(17,686)	35,372

Net income (loss)	$(719,870)	$35,275	$(755,145)

Revenues:

For the years ended March 31, 2012, and 2011, we received revenues of $580, and $248,000 respectively, from selling banner ads on our website. This represents a decrease of $247,420 or 99.8%. The decrease was a result of the sale of five banner ads during the year ended March 31, 2011 that were not realized during the year ended March 31, 2012.

Advertising:

Advertising expenses were $457,368 for the year ended March 31, 2012 compared to $97,449 for the year ended March 31, 2011, an increase of $359,919 or 369%. Our advertising expenses increased in 2012 as we increased our exposure and generate more customer awareness, and consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing widely known celebrities.

Commissions:

For the year ended March 31, 2012 we paid $-0- in commissions compared to $24,800 for the year ended March 31, 2011, a decrease of $24,800 or 100%. The decrease was a direct result of a 99.8% reduction in sales, since during the year ended March 31, 2011 we paid a 10% commission to the broker that initiated the sales to our customers, and in 2012 there were no significant sales on which to pay commission.

Depreciation:

Depreciation expenses for the year ended March 31, 2012 and 2011 were $2,124 and $703, respectively, representing an increase of $1,421 or 202%. The increase was a result of recording a full year of depreciation in the year ended March 31, 2012 as compared to a partial year of depreciation recorded in the year the assets were purchased.

General and Administrative:

General and administrative expenses rose from $43,523 for the year ended March 31, 2011, to $205,518 for the year ended March 31, 2012. This resulted in an increase of $161,995, or 372%. The increase in general and administrative expenses was primarily due to increased salaries and wages and professional fees incurred during the year ended March 31, 2012 compared to the year ended March 31, 2011. On April 1, 2012 we entered into a new employment agreement with our CEO that increased his annual compensation from $120,000 to $180,000 with annual increases of at least three percent (3%) thereafter.

Professional Fees:

Professional fees increased from $27,800 for the year ended March 31, 2011, to $37,400 for the year ended March 31, 2012, which represents an increase of $9,600, or 35%. The increase was a result of the legal and accounting costs incurred to create the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Net Operating Income (Loss):

Net operating income for the year ended March 31, 2011 was $53,725 compared to a net operating loss of ($701,830) for the year ended March 31, 2012, a decrease of $755,555, or 1,406%. Net operating income (loss) increased as a result of our acceleration of advertising expenses to increase our visibility and declining revenues during the fiscal year ended March 31, 2012.

Interest Expense:

Interest expense was $764 for the year ended March 31, 2011 compared to $35,726 for year ended March 31, 2012, an increase of $34,962 or 4,576%. The increase in interest expense was due to the increased interest incurred on short term notes payable arising in the fiscal year ended March 31, 2012 that were not present in the comparative period, along with the related amortization of the discount due to the beneficial conversion features associated with the debts.

Net Income (Loss) before Provision for Taxes:

For the year ended March 31, 2012, and 2011 our net income (loss) before provision for taxes was ($737,556) and $52,961 respectively. The decrease of $790,517, or 1,493%, was a result of our increasing our advertising significantly combined with an equally significant drop in sales.

Provision for Income Taxes:

Our provision for income taxes fell from $17,686, for the year ended March 31, 2011, to ($17,686) for the year ended March 31, 2012. The decrease of $35,372 represents a 200% decrease due to the fact we had non-taxable net losses in the current year. The $17,686 provision for income taxes for the fiscal year ended March 31, 2011 is a combination of a provision of $10,081 of federal income tax and $7,605 of state income tax.

Net Income (Loss):

The net income for the year ended March 31, 2011 was $35,275, compared to a net loss of ($719,870) for the year ended March 31, 2012, resulting in a decreased net income of $755,145, or 2,141%. Net income decreased primarily as a result of our increases in advertising and general and administration along with our decrease in revenues during the fiscal year ended March 31, 2012 that was not present in the year ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, retained earnings, accumulated deficit, stockholders’ equity and working capital at March 31, 2012 compared to March 31, 2011.

	March 31, 2012	March 31, 2011
Total Assets	$81,192	$101,908

Retained Earnings	$(685,177)	$34,693

Accumulated (Deficit) During the Development Stage	$(649,731)	$-

Stockholders’ Equity	$(287,277)	$52,963

Working Capital	$(295,079)	$42,767

Our principal source of operating capital has been derived from private sales of our common stock, proceeds from both notes payable and convertible notes payable, along with revenues from operations. At March 31, 2012, we had a working capital deficit of $295,079. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

During the three months ended March 31, 2012 the Company received total proceeds of $395,000 in exchange for short term loans from two lenders. The terms of the unsecured convertible debts carried interest at 8% and matured at six month or one year periods from the origination date of each promissory note. A total of $245,000 of principal was convertible at a fixed conversion rate of $0.20 per share, which was subsequently modified on May 22, 2012 to include conversion terms at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share. The other $150,000 of principal was convertible at 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share, which was also subsequently modified on May 22, 2012 to include conversion terms at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

During the three months from April 1, 2012 through June 30, 2012 the Company received total proceeds of $210,000 in exchange for short term loans from three lenders. The terms of the unsecured convertible debts carried interest at 8% and matured six month from the origination date of each promissory note. A total of $155,000 of principal was convertible at 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share, which was also subsequently modified on May 22, 2012 to include conversion terms at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share. The other $55,000 of principal was convertible at the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

During the fiscal year ended March 31, 2012 the Company received short term, unsecured, bridge loans totaling $1,141, bearing interest at 8% from the Company’s CEO, Julian Spitari. These loans were repaid in full during the fiscal year ended March 31, 2012. There is no guarantee that the founder and CEO, Julian Spitari will be willing to commit any further loans to the Company at this time.

Satisfaction of our Cash Obligations for the Next 12 Months

As of March 31, 2012, our cash balance was $8,815. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net income (loss) of ($719,870) and 35,275 for the years ended March 31, 2012, and 2011, respectively, has retained earnings (deficit) of ($685,177) and 34,693 at March 31, 2012 and 2011, respectively, and cash on hand of $8,815 as of March 31, 2012. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Significant Changes in the Number of Employees

As of March 31, 2012, we had two employees, other than our CEO, Julian Spiatri. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on April 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of March 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our independent contractors our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2012, we did not have an independent body to oversee our internal controls over financial reporting and lacked segregation of duties due to the limited nature and resources of the Company. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the year ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Name	Age	Position	Director Since
Julian Spitari	45	Chief Executive Officer, President, Principal Financial Officer, Secretary and Director	February 2010

Mr. Julian Spitari, aged 45, is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. He was appointed in February 11, 2010 and is responsible for overseeing all aspects of the Company.

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

On April 1, 2012, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers twelve months. Thereafter the agreement is automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $180,000, with a three percent (3%) annual increase upon renewal.

Ronald H. Chew; JD, FrogAds General Counsel.

Ronald H. Chew, aged 42, FrogAds General Counsel, is a graduate of the University of Southern California (Bachelor of Science, 1991) and the University of West Los Angeles (Juris Doctorate, 1995). Mr. Chew is a member in good standing of the Bar of the State of California. Mr. Chew has prior legal experience in the areas of litigation and commercial law, and Mr. Chew’s legal experience also includes practice regarding the legal issues surrounding Internet startup companies, corporate infrastructure, employee contracts, employee compensation, non-disclosure agreements, corporate finance, and commercial leasing.

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

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry. Or, as an affiliated person, director or employee of an investment company, bank, savings and loan association. Also an insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during the fiscal year ended March 31, 2011 our Directors and executive officers did not comply with all Section 16(a) filing requirements. Specifically, Mr. Spitari failed to file Form 4s with respect to the issuance of 10,000,000 Common shares for 2011.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during the fiscal year ended March 31, 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

On July 12, 2011, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 21820 Burbank Blvd., Suite 325, Woodland Hills, California 91367, attention: Chief Executive Officer, telephone: (310) 281-6094. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended March 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation
Julian Spitari, Chief Executive Officer, President, Chief Financial Officer, Secretary	2012	$120,000	$-0-	$-0-	$-0-	$120,000
	2011	$30,000	$-0-	$-0-	$-0-	$30,000
	2010	$-0-	$-0-	$-0-	$-0-	$-0-
(1)	The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended March 31, 2012 and 2011, in accordance with FASB ASC 718-10 of awards of stock and stock options.
(2)	Mr. Spitari was appointed as the Company’s President effective February 11, 2010.

Employment Agreements

Julian Spitari, Chief Executive Officer

On April 1, 2012, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers twelve months, until March 31, 2013. Thereafter the agreement is automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $180,000, with a three percent (3%) annual increase upon renewal.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the years ended March 31, 2012.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)
None	2012	$-0-	$-0-	$-0-	$-0-
None	2011	$-0-	$-0-	$-0-	$-0-
None	2010	$-0-	$-0-	$-0-	$-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2012, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after July 15, 2012 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Unless otherwise indicated, the address of each listed stockholder is c/o FrogAds, Inc. 21820 Burbank Blvd., Suite 325, Woodland Hills, California 91367.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)
Officers and Directors:
Julian Spitari, CEO and Director	45,435,005	45.5%	-0-	0%
Ronald Chew, Director	2,700,000	2.7%	-0-	0%
Directors and Officers as a Group (2 persons)	48,135,005	48.2%	-0-	0%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 99,833,000 shares of Common Stock outstanding as of July 15, 2012. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of July 15, 2012.
(3)	The Company has 10,000,000 shares of preferred stock authorized, but none are issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The President Julian Spitari allowed the Company to use residential property as the Company’s office located at 21820 Burbank Blvd., Suite 325, Woodland Hills, California 91367.

On March 1, 2012, a debt holder assigned an outstanding promissory note consisting of $10,000 of principal and $1,019 of accrued interest to the Company’s CEO, Julian Spitari. The Company then repaid the principal and interest to Julian Spitari on March 1, 2012.

On February 14, 2010, the Company issued 90,000,000 founder’s shares at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received total proceeds of $18,000 in consideration for the sale of common stock.

From time to time the Company’s founder and CEO, Julian Spitari has advanced loans to the Company totaling $1,141 for operations at an 8% interest rate, due on demand, which were subsequently repaid in full. The principal balances due were $-0- and $-0- at March 31, 2012 and March 31, 2011, respectively. In addition, accrued interest of $-0- and $-0- existed at March 31, 2012 and March 31, 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended March 31, 2012 and 2011, respectively.

	2012	2011
Audit fees:	$10,500	$4,300
Audit-related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$10,500	$4,300

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit #	Description
3.1(1)	Articles of Incorporation, filed with the Commission on June 17, 2010.
3.2(1)	Bylaws of the Company, filed with the Commission on June 17, 2010.
10.3(2)	Employment Agreement dated April 1, 2012 for Julian Spitari, CEO, filed with the Commission on July 14, 2011.
10.4*	Employment Agreement dated April 1, 2012 for Julian Spitari, CEO.
10.5(3)	2012 Equity Incentive Plan, filed with the Commission on April 27, 2012
14(2)	Code of Ethics, filed with the Commission on July 14, 2011.
31.1*	Certification of Julian Spitari, CEO and Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Julian Spitari, CEO and Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

______________________

* Filed herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Commission on March 25, 2011.

(2) Filed as an exhibit to the Company’s Form 10-K filed with the Commission on July 14, 2011.

(3) Filed as an exhibit to the Company’s Form S-8 filed with the Commission on April 27, 2012.

FrogAds, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FrogAds, Inc.

We have audited the accompanying balance sheets of FrogAds (formerly Imobolis, Inc.) as of March 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrogAds, Inc. as of March 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 18, 2012

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS

Current assets:
Cash	$8,815	$85,359
Prepaid expenses	38,622	6,623
Deposits	8,267	-
Income tax receivable	17,686	-
Total current assets	73,390	91,982

Property and equipment, net	7,802	9,926

Total assets	$81,192	$101,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,868	$4,434
Accrued expenses	44,766	34,781
Convertible notes payable, net of discount of $205,165	214,835	-
Notes payable	96,000	10,000
Total current liabilities	368,469	49,215

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 90,500,000 shares issued and outstanding	90,500	90,000
Additional paid in capital	307,400	(72,000)
Retained earnings (deficit) prior to re-entry into development stage	(35,446)	34,693
Retained earnings (deficit) accumulated during development stage	(649,731)	-
Total stockholders' equity (deficit)	(287,277)	52,693

Total liabilities and stockholders' equity (deficit)	$81,192	$101,908

 The accompanying notes are an integral part of these financial statements.

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended		July 1, 2011
	March 31,		(re-entry) to
	2012	2011	March 31, 2012

Revenue	$580	$248,000	$580

Operating expenses:
Advertising	457,368	97,449	439,785
Commissions	-	24,800	-
Depreciation	2,124	703	1,593
General and administrative	205,518	43,523	167,409
Professional fees	37,400	27,800	23,683

Total operating expenses	702,410	194,275	632,470

Net operating income (loss)	(701,830)	53,725	(631,890)

Interest expense	(35,726)	(764)	(35,527)

Net income (loss) before
provision for income taxes	(737,556)	52,961	(667,417)

Provision for income taxes	17,686	(17,686)	17,686

Net income (loss)	$(719,870)	$35,275	$(649,731)

Weighted average number of common shares outstanding - basic and fully diluted	90,083,333	90,000,000

Net income (loss) per share - basic and fully diluted	$(0.01)	$0.00

 The accompanying notes are an integral part of these financial statements.

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common Stock	Retained Earnings	Total Stockholders’
	Preferred stock		Common stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Common stock issued to founder at $0.001 per share	-	$-	90,000,000	$90,000	$(72,000)	$(18,000)	$-	$-

Cash received on subscriptions receivable	-	-	-	-	-	5,582	-	5,582

Net loss for the period from February 11, 2010 (inception) to March 31, 2010	-	-	-	-	-	-	(582)	(582)

Balance, March 31, 2010	-	$-	90,000,000	$90,000	$(72,000)	$(12,418)	$(582)	$5,000

Cash received on subscriptions receivable	-	-	-	-	-	12,418	-	12,418

Net loss for the year ended March 31, 2011	-	-	-	-	-	-	35,275	35,275

Balance, March 31, 2011	-	$-	90,000,000	$90,000	$(72,000)	$-	$34,693	$52,693

Contributed capital	-	-	-	-	2,971	-	-	2,971

Beneficial conversion feature of convertible debts	-	-	-	-	231,929	-	-	231,929

Common stock issued for services	-	-	500,000	500	144,500	-	-	145,000

Net loss for the year ended March 31, 2012	-	-	-	-	-	-	(719,780)	(719,870)

Balance, March 31, 2012	-	$-	90,500,000	$90,500	$307,400	$-	$(685,177)	$(287,277)

The accompanying notes are an integral part of these financial statements.

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended		July 1, 2011
	March 31,		(re-entry) to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(719,870)	$35,275	$(649,731)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	2,124	703	1,593
Amortization of beneficial conversion feature	26,764	-	26,764
Common stock issued for services	145,000	-	145,000
(Increase) decrease in assets:
Prepaid expenses	(31,999)	(6,623)	(31,977)
Deposits	(8,267)	-	(8,267)
Income tax receivable	(17,686)	-	(17,686)
Increase (decrease) in liabilities:
Accounts payable	8,434	4,434	11,934
Accrued expenses	9,985	34,781	5,235
Net cash provided by (used in) operating activities	(585,515)	68,570	(517,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(629)	-
Net cash used in investing activities	-	(629)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from officer, related party	1,141	23,484	1,141
Repayments on loan from officer, related party	(1,141)	(23,484)	(1,141)
Proceeds from convertible notes payable	420,000	-	420,000
Proceeds from notes payable	96,000	-	96,000
Repayment on notes payable	(10,000)	-	(10,000)
Proceeds received from contributed capital	2,971	-	2,971
Proceeds from sale of common stock, related party	-	12,418	-
Net cash provided by financing activities	508,971	12,418	508,971

NET CHANGE IN CASH	(76,544)	80,359	(8,164)

CASH AT BEGINNING OF YEAR	85,359	5,000	16,979

CASH AT END OF YEAR	$8,815	$85,359	$8,815

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Equipment purchased with note payable	$-	$(10,000)

 The accompanying notes are an integral part of these financial statements.

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

FrogAds, Inc. (formerly Imobolis, Inc.) (“The Company”) was formed in the state of Nevada on February 11, 2010 to establish an internet site whereby sellers of automobiles can list their vehicles for sale or trade. FrogAds expects to generate a large inventory of automobile ads. The listings are free to the seller and buyer, however, FrogAds sells “advertisements’ or “banner ads” on its internet site directed toward internet users and vehicle buyers. The Company generates its corporate revenue from the sale of such advertisements.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company incurred advertising costs of $457,368 and $97,449 for the years ended March 31, 2012 and 2011, respectively.

Income Taxes

FrogAds recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. FrogAds provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Revenue Recognition

For revenue from sales of banner advertising services on its website, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the advertising and the collectability of those amounts. Provisions for discounts and rebates to customers, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which advertising on the Company’s website has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the advertising has been delivered or no refund will be required.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on February 11, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FrogAds did not issue any stock and stock options for services and compensation for the periods presented.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on April 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has produced a net loss of $719,870 for the year ended March 31, 2012, has retained earnings (deficit) of ($685,177) at March 31, 2012, and cash on hand of $8,815 as of March 31, 2012. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On March 1, 2012, a debt holder assigned an outstanding promissory note consisting of $10,000 of principal and $1,019 of accrued interest to the Company’s CEO, Julian Spitari. The Company then repaid the principal and interest to Julian Spitari on March 1, 2012.

On January 1, 2011, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers fifteen months, until March 31, 2012. Thereafter the agreement was automatically renewable for one year terms until terminated by either party. The employment agreement calls of an annual base salary of $120,000, with a three percent (3%) annual increase upon renewal. On April 1, 2012 this agreement was replaced with a new employment agreement that increased our CEO’s annual compensation from $120,000 to $180,000 with annual increases of at least three percent (3%) thereafter. Accrued officer compensation was $-0- and $14,638 as of March 31, 2012 and 2011, respectively.

On February 14, 2010, the Company issued 90,000,000 founder’s shares, as adjusted to reflect a 5:1 stock split on October 14, 2011, at the par value of $0.001 in exchange for a stock subscription receivable of $18,000. The Company subsequently received proceeds of $5,582 on March 18, 2010, and the remaining $12,418 was received between May 27, 2010 and June 22, 2010.

From time to time the Company’s founder and CEO, Julian Spitari has advanced short term loans to the Company to fund operations. During the year ended March 31, 2012, Mr. Spitari advanced a total of $1,141 to the Company, which was repaid in full prior to March 31, 2012. The principal balances of the short term loans were $-0- and $-0- at March 31, 2012 and 2011, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2012 and 2011:

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debt, net of discount of $205,165	-	-	214,835
Total liabilities	-	-	214,835
	$-	$-	$(214,835)

Fair Value Measurements at March 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Convertible debt, net of discount of $-0-	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Note 5 – Prepaid Expenses

As of March 31, 2012 and 2011 prepaid expenses included the following:

	March 31,	March 31,
	2012	2011
Retainer on legal services	$7,500	$-
Prepaid advertising campaign, April & May	24,000	-
Prepaid advertising, vehicle wraps	6,500	6,623
Miscellaneous prepaid expenses	622	-
	$38,622	$6,623

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	March 31,	March 31,
	2012	2011

Computer equipment	$10,629	$10,629
	10,629	10,629
Less accumulated depreciation	(2,827)	(703)
	$7,802	$9,926

Depreciation and amortization expense totaled $2,124 and $703 for years ended March 31, 2012 and 2011, respectively.

Note 7 – Accrued Expenses

As of March 31, 2012 and 2011 accrued expenses included the following:

	March 31,	March 31,
	2012	2011
Accrued Payroll, Officers	$1,200	$14,638
Accrued Payroll Taxes	17,650	2,170
Accrued Interest	8,230	287
Accrued Income Taxes	17,686	17,686
	$44,766	$34,781

Note 8 – Due to Officer, Related Parties

Officer loan consists of the following at March 31, 2012 and 2011, respectively:

	March 31,	March 31,
	2012	2011

Unsecured promissory note to Julian Spitari, founder and CEO, carries an 8% interest rate, due on demand	$-	$-

The Company’s founder and CEO, Julian Spitari has advanced loans to the Company totaling $1,141 for operations, which were subsequently repaid in full prior to March 31, 2012.

The Company recorded interest expense in the amount of $-0- and $477 related to the officer loan for the years ended March 31, 2012 and the 2011, respectively.

Note 9 – Convertible Notes Payable

Note payable consists of the following at March 31, 2012 and 2011, respectively:

	March 31,	March 31,
	2012	2011

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share.	$25,000	$-

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share.	30,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share.	30,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share.	30,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on August 24, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share.	35,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on February 12, 2013 convertible into common stock at $0.20 per share at the holder’s discretion,	80,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on February 1, 2013, convertible into common stock at $0.20 per share at the holder’s discretion.	100,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 25, 2013, convertible into common stock at $0.20 per share at the holder’s discretion	15,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 22, 2013, convertible into common stock at $0.20 per share at the holder’s discretion.	25,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 10, 2013 convertible into common stock at $0.20 per share at the holder’s discretion,	25,000	-

Unsecured convertible promissory note, carries an 8% interest rate, matures on November 16, 2012, convertible into common stock at $0.20 per share at the holder’s discretion.	25,000	-
	$420,000	$-
Less unamortized discount on beneficial conversion feature	205,165	-
	$214,835	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $231,929. The discount is amortized from the dates of issuance until the stated redemption date of the debt, consisting of one year.

During the years ended March 31, 2012 and 2011, the Company recorded financial expenses in the amount of $26,764 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

The Company recorded interest expense in the amount of $4,335 and $-0- related to the convertible notes payable for the years ended March 31, 2012, and 2011, respectively.

Note 10 – Notes Payable

Notes payable consists of the following at March 31, 2012 and 2011, respectively:

	March 31,	March 31,
	2012	2011

Unsecured promissory note, carried an 8% interest rate, due on demand	$-	$10,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on December 29, 2012	6,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on February 12, 2013	45,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 22, 2013	25,000	-

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 31, 2013	20,000	-

Total notes payable	96,000	10,000
Less current portion of long term debts	(96,000)	(10,000)
Total long term portion of notes payable	$-	$-

The Company recorded interest expense in the amount of $4,627 and $287 related to the notes payable for the years ended March 31, 2012, and 2011, respectively.

Note 11 – Stockholders’ Equity

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

Common Stock

On January 31, 2012, the Company granted 500,000 shares of restricted common stock for advertising services. The fair value of the common stock was $145,000 based on the closing price of the Company’s common stock on the date of grant.

On February 14, 2010, the Company issued 90,000,000 founder’s shares, as adjusted to reflect the 5:1 stock split on October 14, 2011, at the par value of $0.001 in exchange for proceeds of $18,000.

Contributed Capital

On various dates during the year ended March 31, 2012 one of the lenders contributed funds to pay operating invoices for which they elected not to be repaid. These funds that totaled $2,971 were recorded as contributed capital.

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

For the years ended March 31, 2012, and 2011, respectively, the Company produced net operating income (losses) before provision for income taxes of ($737,556), and $52,961 respectively, accordingly, a provision for income taxes of $17,686 and ($17,686) has been recorded as of March 31, 2012 and 2011, respectively.

The federal and state income tax provision (benefit) is summarized as follows:

	March 31,
	2012	2011
Current:
Federal income tax	$(10,081)	$10,081
State income tax	(7,605)	7,605
	$(17,686)	$17,686
Deferred:
Federal income tax	$243,422	$-
State income tax	56,423	-
Less: Income tax receivable	(17,686)	-
Less: valuation allowance	(282,159)	-
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s taxable income during the year ended March 31, 2011, management believes it is more likely than not that the net deferred tax assets will be fully realizable through the use of NOL carryback provisions. The Company has not yet filed any of its federal and state income tax returns.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,
	2012	2011
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before March 31, 2012.

Note 13 – Future Minimum Lease Payments

The Company leases office space in Woodland Hills, California under a 1-year sub-lease which commenced on February 1, 2012 and terminates on March 31, 2013. The lease payments are $3,086 per month until February 1, 2013, and $3,703 for February and March of 2013 rents, which have been paid as a deposit with the commencement of this lease.

On January 24, 2012, we also entered into a lease on office space in Philadelphia, Pennsylvania under a month to month operating lease. This lease was subsequently terminated in April of 2012.

Future minimum lease payments required under operating leases according to our fiscal year-end are as follows:

Year Ending March 31,	Amount
2013	$38,270
2014	-
2015	-
2016	-
2017	-
Thereafter	-
$38,270

Rent expense was $9,942 and $-0- for the years ended March 31, 2012 and 2011, respectively.

Note 14 – Subsequent Events

Promissory Notes

On April 2, 2012, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 2, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The note was subsequently amended on May 22, 2012 to be convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On April 13, 2012, the Company received proceeds of $25,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 13, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The note was subsequently amended on May 22, 2012 to be convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On April 17, 2012, the Company received proceeds of $25,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The note was subsequently amended on May 22, 2012 to be convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On April 25, 2012, the Company received proceeds of $50,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The note was subsequently amended on May 22, 2012 to be convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On April 30, 2012, the Company received proceeds of $25,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 30, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The note was subsequently amended on May 22, 2012 to be convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On May 22, 2012, the Company amended six (6) unsecured convertible promissory notes, consisting of a total of $270,000 of principal. The amendments revised the fixed conversion price from $0.20 per share to a variable conversion rate. The amended conversion terms were revised to state that each debt is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On May 22, 2012, the Company amended ten (10) unsecured convertible promissory notes, consisting of a total of $305,000 of principal. The amendments revised the fixed conversion price from $0.05 per share to $0.006 per share. The amended conversion terms were revised to state that each debt is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On May 25, 2012, the Company received proceeds of $15,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On May 25, 2012, the Company received proceeds of $10,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On June 8, 2012, the Company received proceeds of $15,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on December 8, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On June 18, 2012, the Company received proceeds of $10,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on December 18, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On June 29, 2012, the Company received proceeds of $5,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on December 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

Equity Incentive Plan

On April 27, 2012, the Company’s board of directors approved and established the “2012 Equity Incentive Plan”, intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees. Under the plan the Company is authorized to issue a total of 10,000,000 common stock options. The Company registered 10,000,000 free trading shares in accordance with the plan.

Common Stock Issuances

On May 1, 2012, the Company granted 1,000,000 shares of free trading common stock to a consultant for services rendered. The fair value of the common stock was $110,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2012, the Company granted 4,000,000 shares of free trading common stock to a consultant for services rendered. The fair value of the common stock was $440,000 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2012, the Company issued 2,025,974 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $26,000, which consisted of $25,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On June 2, 2012, the Company issued 2,307,026 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $25,377, which consisted of $25,000 of principal and $377 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Employment Agreement

On April 1, 2012 we entered into a new employment agreement with our CEO that increased his annual compensation from $120,000 to $180,000 with annual increases of at least three percent (3%) thereafter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROGADS, INC.

By:	/s/ Julian Spitari
Date: July 18, 2012	Julian Spitari, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Julian Spitari his attorney in fact, with full power of substitution and re-substitution, to sign any and all amendments to this Report on Form 10-K of FrogAds, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julian Spitari	Director & Chief Executive Officer (Principal	July 18, 2012
Julian Spitari	Executive Officer & Principal Accounting Officer)

/s/ Julian Spitari	Director and President	July 18, 2012
Julian Spitari