Form 10-Q
period 2012-06-30
FrogAds, Inc.
filed 2012-08-20
CIK 1492683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

 The number of shares outstanding of the Registrant’s Common Stock on August 17, 2012 was 129,166,333.

FROGADS, INC.

FORM 10-Q

INDEX		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and March 31, 2012	3
	Condensed Statements of Operations for the Three Months ended June 30, 2012 and 2011 (Unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to June 30, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months ended June 30, 2012 and 2011 (unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to June 30, 2012 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)

Current assets:
Cash	$667	$8,815
Prepaid expenses	867	38,622
Deposits	7,407	8,267
Income tax receivable	17,686	17,686
Total current assets	26,627	73,390

Property and equipment, net	7,271	7,802

Total assets	$33,898	$81,192

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$25,709	$12,868
Accrued expenses	40,050	44,766
Convertible notes payable, net of discounts of $314,134 and $205,165, respectively	265,866	214,835
Notes payable	96,000	96,000
Total current liabilities	427,625	368,469

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 99,833,000 shares issued and outstanding	99,833	90,500
Additional Paid in Capital	1,168,347	307,400
Accumulated (deficit) prior to re-entry into development stage	(35,446)	(35,446)
Accumulated (deficit) during development stage	(1,626,461)	(649,731)
Total stockholders' equity (deficit)	(393,727)	(287,277)

Total liabilities and stockholders' equity (deficit)	$33,898	$81,192

See accompanying notes to financial statements.

FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		July 1, 2011
	Ended June 30,		(re-entry) to
	2012	2011	June 30, 2012

Revenue	$675	$–	$1,255

Operating expenses:
Advertising	91,369	17,583	531,154
Depreciation	531	531	2,124
General and administrative	99,573	38,109	266,982
Professional fees	613,995	13,717	637,678
Total operating expenses	805,468	69,940	1,437,938

Net operating loss	(804,793)	(69,940)	(1,436,683)

Interest expense	(171,937)	(199)	(207,464)

Net loss before provision for
income taxes	(976,730)	(70,139)	(1,644,147)

Provision for income taxes	–	–	17,686

Net loss	$(976,730)	$(70,139)	$(1,626,461)

Weighted average number of common shares outstanding - basic and fully diluted	95,254,758	90,000,000

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements.

  FROGADS, INC. (Formerly Imobolis, Inc.)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months		July 1, 2011
	Ended June 30,		(re-entry) to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(976,730)	$(70,139)	$(1,626,461)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	531	531	2,124
Amortization of beneficial conversion feature	159,934	–	186,698
Common stock issued for services	550,000	–	695,000
(Increase) decrease in assets:
Prepaid expenses	37,755	(22)	5,778
Deposits	860	–	(7,407)
Income tax receivable	–	–	(17,686)
Increase (decrease) in liabilities:
Accounts payable	12,841	(3,500)	24,775
Accrued expenses	(3,339)	4,750	1,896
Net cash used in operating activities	(218,148)	(68,380)	(735,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	210,000	–	630,000
Proceeds from notes payable	–	–	96,000
Repayment on notes payable	–	–	(10,000)
Proceeds received from contributed capital	–	–	2,971
Net cash provided by financing activities	210,000	–	718,971

NET CHANGE IN CASH	(8,148)	(68,380)	(16,312)

CASH AT BEGINNING OF YEAR	8,815	85,359	16,979

CASH AT END OF YEAR	$667	$16,979	$667

SUPPLEMENTAL DISCLOSURES:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Discount on beneficial conversion feature of convertible debt	$268,903	$–
Conversion of debts	$51,377	$–

See accompanying notes to financial statements.

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2012 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $976,730 and $70,139 for the three months ended June 30, 2012, and 2011, respectively, and has an accumulated deficit of 1,661,907 and $685,177 at June 30, 2012. Also, the Company’s current liabilities exceed its current assets by $400,998 as of June 30, 2012 and 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On January 1, 2011, the Company entered into an employment agreement with the Company’s founder and CEO, Julian Spitari. The initial term of the agreement covers fifteen months, until March 31, 2012. This contract was amended on April 1, 2012 to increase the annual base salary to $180,000 with a three percent (3%) annual increase upon renewal. The agreement is automatically renewable for one year terms until terminated by either party.

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

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and March 31, 2012

	Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 13
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Convertible notes payable	–	–	265,866
Total liabilities	–	–	265,866
	$–	$–	$(265,866)

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 1
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Convertible notes payable	–	–	214,835
Total liabilities	–	–	214,835
	$–	$–	$(214,835)

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	June 30,	March 31,
	2012	2012
Computer equipment	$10,629	$10,629
Less accumulated depreciation	(3,358)	(2,827)
	$7,271	$7,802

Depreciation expense totaled $531 and $531 for the three months ended June 30, 2012, and 2011, respectively.

Note 6 – Accrued Expenses

As of June 30, 2012 and March 31, 2012 accrued expenses included the following:

	June 30,	March 31,
	2012	2012
Accrued Payroll, Officers	$2,308	$1,200
Accrued Payroll, Office	1,200	–
Accrued Payroll Taxes	–	17,650
Accrued Interest	18,856	8,230
Accrued Income Taxes	17,686	17,686
	$40,050	$44,766

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 7 – Convertible Notes Payable

Note payable consists of the following at June 30, 2012 and March 31, 2012, respectively:

	June 30,	March 31,
	2012	2012

Unsecured convertible promissory note, carries an 8% interest rate, matures on December 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	$5,000	$–

Unsecured convertible promissory note, carries an 8% interest rate, matures on December 18, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	10,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on December 8, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	15,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	10,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	15,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on October 30, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on October 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	50,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on October 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on October 13, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on October 2, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	–

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000
9

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on September 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on August 24, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	35,000	35,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on February 12, 2013 convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater.	80,000	80,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on February 1, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater.	100,000	100,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 25, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater.	15,000	15,000

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 22, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater	25,000	25,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on January 10, 2013 convertible into common stock at $0.20 per share at the holder’s discretion. The debt and accrued interest was converted into 2,025,974 shares of common stock on June 1, 2012. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater.	–	25,000

Unsecured convertible promissory note, carries an 8% interest rate, matures on November 16, 2012, convertible into common stock at $0.20 per share at the holder’s discretion. The debt and accrued interest was converted into 2,307,026 shares of common stock on June 1, 2012. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater.	–	25,000
	$580,000	$420,000
Less unamortized discount on beneficial conversion feature	314,134	205,165
	$265,866	$214,835

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

The aforementioned accounting treatment resulted in a total debt discount equal to $500,832. The discount is amortized from the dates of issuance until the stated redemption date of the debt, consisting of either six months or one year.

During the three months ended June 30, 2012 and 2011, the Company recorded financial expenses in the amount of $159,934 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount. Of these amounts, $6,820 and $-0- was accelerated due to conversions of the underlying debts into shares of common stock for the three months ended June 30, 2012 and 2011, respectively.

The Company recorded interest expense in the amount of $10,322 and $-0- related to the convertible notes payable for the three months ended June 31, 2012, and 2011, respectively.

Note 8 – Notes Payable

Notes payable consists of the following at June 30, 2012 and March 31, 2012, respectively:

	June 30,	March 31,
	2012	2012

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on December 29, 2012	6,000	6,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on February 12, 2013	45,000	45,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 22, 2013	25,000	25,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 31, 2013	20,000	20,000

Total notes payable	96,000	96,000
Less current portion of long term debts	(96,000)	(96,000)
Total long term portion of notes payable	$–	$–

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

The Company recorded interest expense in the amount of $1,681 and $199 related to the notes payable for the three months ended June 30, 2012 and 2011, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 200,000,000 shares of common stock, and 10,000,000 shares of preferred stock.

Common Stock

On June 2, 2012, the Company issued 2,307,026 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $26,000, which consisted of $25,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On June 1, 2012, the Company issued 2,025,974 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $25,377, which consisted of $25,000 of principal and $377 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On May 1, 2012, the Company granted 4,000,000 shares of S-8 common stock for consulting services. The fair value of the common stock was $110,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2012, the Company granted 1,000,000 shares of S-8 common stock for consulting services. The fair value of the common stock was $440,000 based on the closing price of the Company’s common stock on the date of grant.

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

Note 10 – Income Taxes

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

For the three months ended June 30, 2012 and the year ended March 31, 2012, respectively, the Company produced net operating losses before provision for income taxes of $976,730, and $719,870 respectively, accordingly, a provision for income taxes of $-0- and $17,686 has been recorded at June 30, 2012 and March 31, 2012, respectively. The Company had approximately $1,527,000 of federal and state net operating loss carry forwards at June 30, 2012. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

The federal and state income tax provision (benefit) is summarized as follows:

	June 30,	March 31,
	2012	2012
Current:
Federal income tax	$–	$(10,081)
State income tax	–	(7,605)
	$–	$(17,686)
Deferred tax assets, net operating loss carry forwards:
Federal income tax	$397,020	$243,422
State income tax	137,430	56,423
	534,450	299,845
Less: Income tax receivable	–	(17,686)
Less: Valuation allowance	(534,450)	(282,159)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s taxable income during the three months ended June 30, 2012, management believes it is more likely than not that the net deferred tax assets will be fully realizable through the use of NOL carryback provisions.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	March 31,
	2012	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before December 31, 2011.

Note 12 – Subsequent Events

Amendment to Articles of Incorporation

On July 25, 2012, a closely held voting majority of the shareholders approved an amendment to the Company’s Articles of Incorporation which increased the number of authorized shares of common stock from 200,000,000 shares to 900,000,000 shares of its $0.001 par value common stock.

Convertible Promissory Notes

On July 10, 2012, the Company received proceeds of $30,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on January 10, 2013, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On July 12, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $5,000, which carries an 8% interest rate, matures on January 12, 2013, and is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

On July 20, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $15,000, which carries an 8% interest rate, matures on January 12, 2013, and is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.006 per share.

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

On August 6, 2012 the Company issued an unsecured convertible promissory note, for proceeds of $20,000, which carries an 8% interest rate, matures on February 7, 2013, and is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.001 per share.

On August 6, 2012 the Company issued another unsecured convertible promissory note, for proceeds of $20,000, which carries an 8% interest rate, matures on February 7, 2013, and is convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.001 per share.

Common Stock Issuances

On August 13, 2012, the Company issued 1,500,000 shares of common stock pursuant to a debt holder’s request to convert $1,500 of principal on an original $20,000 convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On August 7, 2012, the Company issued 5,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 of principal on an original $20,000 convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On August 7, 2012, the Company issued another 5,000,000 shares of common stock pursuant to another debt holder’s request to convert $5,000 of principal on an original $20,000 convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 30, 2012, the Company issued 5,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 of principal on an original $20,000 convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 30, 2012, the Company issued 4,000,000 shares of common stock pursuant to a debt holder’s request to convert $4,000 of principal on an original $20,000 convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 19, 2012, the Company issued 8,333,333 shares of common stock pursuant to a debt holder’s request to convert $8,333 of principal on a convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011:

	For the three	For the three
	months ended	months ended	Increase /
	June 30, 2012	June 30, 2011	(Decrease)

Revenue	$675	$–	$675

Operating expenses:
Advertising	91,369	17,583	73,786
Depreciation	531	531	–
General and administrative	99,573	38,109	61,464
Professional fees	613,995	13,717	600,278

Total operating expenses	805,468	69,940	735,528

Net operating loss	(804,793)	(69,940)	(734,853)

Interest expense	(171,937)	(199)	(171,738)

Net loss before provision for income taxes	(976,730)	(70,139)	(906,591)

Provision for income taxes	–	–	–

Net loss	$(976,730)	$(70,139)	$(906,591)

Revenues:

For the three months ended June 30 2012 and 2011, we received revenues of $675 and $-0-, respectively, from selling banner ads on our website. This represents a decrease of $675 or 100%. The increase was a result of the receipt of advertising revenues recognized during the three months ended June 30, 2012 that were not realized during the comparative three months ended June 30, 2011. As a result of our lack of revenues we re-entered the development stage on July 1, 2011.

Advertising:

Advertising expenses were $91,369 for the three months ended June 30, 2012 compared to $17,583 for the three months ended June 30, 2011, an increase of $73,786 or 420%. Our advertising expenses consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as, local advertising campaigns utilizing automobile graphics. The increase was due to an increase in advertising spending in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as the resources were unavailable at that time. We have begun to increase our advertising focus and anticipate increased advertising expenses in the future.

Depreciation:

Depreciation expenses for the three months ended June 30, 2012 and 2011 was $531 and $531 respectively, representing an increase of $0 or 0%. Depreciation was the same for both periods as there were no new assets put into service and the assets are not yet fully depreciated.

General and Administrative:

General and administrative expenses for the three months ended June 30, 2012 and 2011 was $99,573 and $38,109 respectively, representing an increase of $61,464 or 161%. The increase in general and administrative expenses consisted primarily of compensation to employees, rent and other costs associated with opening additional offices during the three months ended June 30, 2012 that were not present during the comparative three months ended June 30, 2011. Officer compensation also increased from $30,000 per quarter until April 1, 2012 when it increases to $45,000 per quarter, or $180,000 on an annualized basis.

Professional Fees:

Professional fees for the three months ended June 30, 2012 and 2011 was $613,995 and $13,717 respectively, representing an increase of $600,278 or 4,376%. The increase was primarily due to professional fees related to consulting agreements that were not incurred during the three months ended June 30, 2011.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2012 was $804,793 compared to a net operating loss of $69,940 for the three months ended June 30, 2011, an increase of $734,853, or 1,051%. Net operating loss increased primarily as a result of our consulting agreements and the opening of additional offices.

Total Other Expense:

Total other expense was $171,937 for the three months ended June 30, 2012 compared to $199 for three months ended June 30, 2011, an increase of $171,738, or 86,301%. The increase in total other expense was due to interest expenses incurred on additional promissory notes payable that were present during the three months ended June 30, 2012 that were not present in the comparative three month period ended June 30, 2011.

Net Loss:

The net loss for the three months ended June 30, 2012 was $976,730, compared to a net loss of $70,139 for the three months ended June 30, 2011, an increased net loss of $906,591, or 1,293%. Net loss increased primarily as a result of our consulting agreements, the establishment of additional offices, along with additional interest expense incurred on promissory notes that existed on June 30, 2012 were not realized during the comparative three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2012 compared to March 31, 2012.

	June 30,	March 31,
	2012	2012
Total Assets	$33,898	$81,192

Total Liabilities	$427,625	$368,469

Retained Earnings (Deficit)	$(1,661,907)	$(685,177)

Stockholders’ Equity (Deficit)	$(393,727)	$(287,277)

Working Capital	$(400,998)	$(295,079)

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and others, and revenues from operations. At June 30, 2012 we had a working capital deficit of $400,998. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

We received a total of $96,000 from four individuals in exchange for unsecured promissory notes, carrying a 7% interest rate, payable eighteen months from the origination dates between July 29, 2011 and September 30, 2011. Interest is payable on the first day of January and the first day of June each year until repaid.

We have also received $270,000 from two different organizations in exchange for six unsecured convertible promissory note, carrying an 8% interest rate, convertible into common stock at $0.20 per share at the holder’s discretion, maturing on various dates between November 16, 2012 and February 12, 2013. $50,000 of these convertible notes, along with accrued interest have been converted into 4,333,000 shares common stock on May 1, 2012

We have also received $410,000 from two different organizations in exchange for eighteen unsecured convertible promissory note, carrying an 8% interest rate, convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.05 per share whichever is greater, maturing on various dates between August 24, 2012 and December 29, 2012.

Satisfaction of our Cash Obligations for the Next 12 Months

As of June 30, 2012, our cash balance was $667. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $976,730 and $70,139 for the three months ended June 30, 2012 and 2011, respectively, has retained earnings (deficit) of ($1,661,907) and ($685,177) at June 30, 2012 and March 31, 2012, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 2, 2012, the Company issued 2,307,026 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $26,000, which consisted of $25,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On June 1, 2012, the Company issued 2,025,974 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $25,377, which consisted of $25,000 of principal and $377 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On May 1, 2012, the Company granted 4,000,000 shares of S-8 common stock for consulting services. The fair value of the common stock was $110,000 based on the closing price of the Company’s common stock on the date of grant.

On May 1, 2012, the Company granted 1,000,000 shares of S-8 common stock for consulting services. The fair value of the common stock was $440,000 based on the closing price of the Company’s common stock on the date of grant.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

On July 25, 2012, a closely held voting majority of the shareholders approved an amendment to the Company’s Articles of Incorporation which increased the number of authorized shares of common stock from 200,000,000 shares to 900,000,000 shares of its $0.001 par value common stock.

Item 6. Exhibits

Exhibit	Description

3.1 *	Certificate of Amendment to Articles of Incorporation, July 25, 2012
31.1 *	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1 *	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Schema Document
101.CAL **	XBRL Calculation Linkbase Document
101.DEF **	XBRL Definition Linkbase Document
101.LAB **	XBRL Label Linkbase Document
101.PRE **	XBRL Presentation Linkbase Document

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012

FrogAds, Inc.

/s/ Julian Spitari
Julian Spitari
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

