Form 10-Q/A
period 2012-06-30
FrogAds, Inc.
filed 2012-09-10
CIK 1492683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T, and, the following revisions were made to correct certain errors within the text:

•	The reference to the Company’s former name (Imobolis, Inc.) was removed from each of the financial statements as presentation is no longer necessary.

•	Reference to the 90,500,000 shares issued and outstanding at March 31, 2012 was added to the parenthetical disclosure on the Common stock row within the Stockholders’ equity (deficit) section of the balance sheet.

•	Note 2 has been amended to add the date reference of March 31, 2012 to clarify the accumulated deficit of $685,177 relates to the comparative period.

•	Note 11 has been amended to (1) depict that the August 13, 2012 debt conversion represented $1,000 of principal and $500 of accrued interest in exchange for 1,500,000 shares of common stock, as opposed to the $1,500 of principal previously disclosed, and (2) depict that the July 19, 2012 debt conversion represented $25,000 of principal and $1,500 of accrued interest in exchange for 8,333,333 shares of common stock, as opposed to the $8,333 of principal previously disclosed.

No other changes have been made to the Form 10-Q, as originally filed on August 20, 2012.

FROGADS, INC.

FORM 10-Q

INDEX		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and March 31, 2012	3
	Condensed Statements of Operations for the Three Months ended June 30, 2012 and 2011 (Unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to June 30, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months ended June 30, 2012 and 2011 (unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to June 30, 2012 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FROGADS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)

Current assets:
Cash	$667	$8,815
Prepaid expenses	867	38,622
Deposits	7,407	8,267
Income tax receivable	17,686	17,686
Total current assets	26,627	73,390

Property and equipment, net	7,271	7,802

Total assets	$33,898	$81,192

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$25,709	$12,868
Accrued expenses	40,050	44,766
Convertible notes payable, net of discounts of $314,134 and $205,165, respectively	265,866	214,835
Notes payable	96,000	96,000
Total current liabilities	427,625	368,469

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 99,833,000 and 90,500,000 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	99,833	90,500
Additional Paid in Capital	1,168,347	307,400
Accumulated (deficit) prior to re-entry into development stage	(35,446)	(35,446)
Accumulated (deficit) during development stage	(1,626,461)	(649,731)
Total stockholders' equity (deficit)	(393,727)	(287,277)

Total liabilities and stockholders' equity (deficit)	$33,898	$81,192

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

FrogAds, Inc. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $976,730 and $70,139 for the three months ended June 30, 2012 and 2011, respectively, and has an accumulated deficit of 1,661,907 and $685,177 at June 30, 2012 and March 31, 2012, respectively. Also, the Company’s current liabilities exceed its current assets by $400,998 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 11 – Subsequent Events

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

Common Stock Issuances

On August 13, 2012, the Company issued 1,500,000 shares of common stock pursuant to a debt holder’s request to convert $1,000 of principal, and $500 accrued interest on an original $20,000 note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On August 7, 2012, the Company issued 5,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 of principal on an original $20,000 note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On August 7, 2012, the Company issued another 5,000,000 shares of common stock pursuant to another debt holder’s request to convert $5,000 of principal on an original $20,000 note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 30, 2012, the Company issued 5,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 of principal on an original $20,000 note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 30, 2012, the Company issued 4,000,000 shares of common stock pursuant to a debt holder’s request to convert $4,000 of principal on an original $20,000 note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On July 19, 2012, the Company issued 8,333,333 shares of common stock pursuant to a debt holder’s request to convert $25,000 of principal with $1,500 of accrued interest on a convertible note. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

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

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Amendment to Articles of Incorporation, July 25, 2012, previously filed
31.1 *	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1 *	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document
101.SCH **	XBRL Schema Document
101.CAL **	XBRL Calculation Linkbase Document
101.DEF **	XBRL Definition Linkbase Document
101.LAB **	XBRL Label Linkbase Document
101.PRE **	XBRL Presentation Linkbase Document

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2012

FrogAds, Inc.

/s/ Julian Spitari
Julian Spitari
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

