Form 10-Q
period 2012-09-30
FrogAds, Inc.
filed 2013-01-14
CIK 1492683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock on January 8, 2013 was 2,222,236,023.

FROGADS, INC.

FORM 10-Q

INDEX		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012	2
	Condensed Statements of Operations for the Three and Six Months ended September 30, 2012 and 2011 (Unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to September 30, 2012 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2012 and 2011 (unaudited), and the period from July 1, 2011 (date of re-entry of development stage) to September 30, 2012 (Unaudited)	4
	Notes to the Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FROGADS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
ASSETS	(Unaudited)

Current assets:
Cash	$3,436	$8,815
Prepaid expenses	210	38,622
Deposits	7,407	8,267
Income tax receivable	17,686	17,686
Total current assets	28,739	73,390

Property and equipment, net	6,740	7,802

Total assets	$35,479	$81,192

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,819	$12,868
Accrued expenses	68,906	44,766
Convertible notes payable, net of discounts of $201,695 and $205,165, respectively	416,305	214,835
Notes payable	51,000	96,000
Total current liabilities	550,030	368,469

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 233,166,333 and 90,500,000 shares issued and outstanding, respectively	233,166	90,500
Subscriptions Payable, 80,000,000 and -0- shares, respectively	120,375	–
Additional Paid in Capital	1,507,237	307,400
Accumulated (deficit) prior to re-entry into development stage	(35,446)	(35,446)
Accumulated (deficit) during development stage	(2,339,883)	(649,731)
Total stockholders' equity (deficit)	(514,551)	(287,277)

Total liabilities and stockholders' equity (deficit)	$35,479	$81,192

See accompanying notes to financial statements.

FROGADS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months Ended September 30,		For the six months Ended September 30,		July 1, 2011 (re-entry) to September 30,
	2012	2011	2012	2011	2012

Revenue	$590	$–	$1,265	$–	$1,845

Operating expenses:
Advertising	16,547	16,335	107,916	33,918	547,701
Depreciation	531	531	1,062	1,062	2,655
General and administrative	91,778	39,294	191,351	77,403	358,760
Professional fees	13,105	10,783	627,100	24,500	650,783
Total operating expenses	121,961	66,943	927,429	136,883	1,559,899

Net operating loss	(121,371)	(66,943)	(926,164)	(136,883)	(1,558,054)

Interest expense	(592,051)	(733)	(763,988)	(932)	(799,515)

Net loss before provision for income taxes	(713,422)	(67,676)	(1,690,152)	(137,815)	(2,357,569)

Provision for income taxes	–	–	–	–	17,686

Net loss	$(713,422)	$(67,676)	$(1,690,152)	$(137,815)	$(2,339,883)

Weighted average number of common shares outstanding - basic and fully diluted	154,829,377	90,000,000	125,204,839	90,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

FROGADS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months		July 1, 2011
	Ended September 30,		(re-entry) to
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,690,152)	$(137,815)	$(2,339,883)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,062	1,062	2,655
Amortization of beneficial conversion feature	422,703	–	449,467
Loss on conversion of debts	314,106		314,106
Common stock issued for services	550,000	–	695,000
(Increase) decrease in assets:
Prepaid expenses	38,412	3,824	6,435
Deposits	860	–	(7,407)
Income tax receivable	–	–	(17,686)
Increase (decrease) in liabilities:
Accounts payable	951	(4,300)	12,885
Accrued expenses	31,579	18,308	36,814
Net cash used in operating activities	(330,479)	(118,921)	(847,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	325,100	–	745,100
Proceeds from notes payable	–	96,000	96,000
Repayment on notes payable	–	–	(10,000)
Proceeds received from contributed capital	–	2,796	2,971
Net cash provided by financing activities	325,100	98,796	834,071

NET CHANGE IN CASH	(5,379)	(20,125)	(13,543)

CASH AT BEGINNING OF YEAR	8,815	85,359	16,979

CASH AT END OF YEAR	$3,436	$65,234	$3,436

SUPPLEMENTAL DISCLOSURES:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Discount on beneficial conversion feature of convertible debt	$419,233	$–	$651,164
Conversion of debts	$179,539	$–	$179,539

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

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $713,422 and $1,690,152 for the three and six months ended September 30, 2012, as well as $67,676 and $137,815 for the respective periods in 2011, and has accumulated deficits of $2,375,329 and $685,177 at September 30, 2012 and March 31, 2012, respectively. Also, the Company’s current liabilities exceed its current assets by $521,291 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Related Party

On July 25, 2012, a closely held voting majority of the shareholders approved an amendment to the Company’s Articles of Incorporation which increased the number of authorized shares of common stock from 200,000,000 shares to 900,000,000 shares of its $0.001 par value common stock. The Articles were amended again on October 21, 2012 to increase the authorized shares of common stock from 900,000,000 shares to 5 billion shares.

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

The Company has financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and March 31, 2012:

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Convertible notes payable, net of discounts of $201,695	–	–	416,305
Notes payable	–	–	51,000
Total liabilities	–	–	467,305
	$–	$–	$(467,305)

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
Convertible notes payable, net of discounts of $205,165	–	–	214,835
Notes payable	–	–	96,000
Total liabilities	–	–	310,835
	$–	$–	$(310,835)

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	September 30,	March 31,
	2012	2012
Computer equipment	$10,629	$10,629
Less accumulated depreciation	(3,889)	(2,827)
	$6,740	$7,802

Depreciation expense totaled $1,062 and $1,062 for the six months ended September 30, 2012, and 2011, respectively.

Note 6 – Accrued Expenses

As of September 30, 2012 and March 31, 2012 accrued expenses included the following:

	September 30,	March 31,
	2012	2012
Accrued Payroll, Officers	$24,351	$1,200
Accrued Payroll, Office	1,120	–
Accrued Payroll Taxes	–	17,650
Accrued Interest	25,749	8,230
Accrued Income Taxes	17,686	17,686
	$68,906	$44,766

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Convertible Notes Payable

Note payable consists of the following at September 30, 2012 and March 31, 2012, respectively:

	September 30,	March 31,
	2012	2012

Unsecured convertible promissory note originated on September 21, 2012, carries an 8% interest rate, matures on September 21, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.	$17,500	$–

Unsecured convertible promissory note originated on August 6, 2012, carries an 8% interest rate, matures on August 6, 2013, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.001 per share.	20,000	–

Unsecured convertible promissory note originated on August 6, 2012, carries an 8% interest rate, matures on August 6, 2013, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.001 per share.	20,000	–

Unsecured convertible promissory note originated on August 22, 2012, carries an 8% interest rate, matures on August 22, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.	7,500	–

Unsecured convertible promissory note originated on July 30, 2012, carries an 8% interest rate, matures on July 30, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.	2,500	–

Unsecured convertible promissory note originated on July 26, 2012, carries an 8% interest rate, matures on July 26, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.	40,000	–

Unsecured convertible promissory note originated on July 12, 2012, carries an 8% interest rate, matures on July 12, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.	7,600	–

Unsecured convertible promissory note originated on June 29, 2012, carries an 8% interest rate, matures on December 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	5,000	–

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Unsecured convertible promissory note originated on June 18, 2012, carries an 8% interest rate, matures on December 18, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	10,000	–

Unsecured convertible promissory note originated on June 8, 2012, carries an 8% interest rate, matures on December 8, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	15,000	–

Unsecured convertible promissory note originated on May 25, 2012, carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	10,000	–

Unsecured convertible promissory note originated on May 25, 2012, carries an 8% interest rate, matures on November 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	15,000	–

Unsecured convertible promissory note originated on April 30, 2012, carries an 8% interest rate, matures on October 30, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note originated on April 25, 2012, carries an 8% interest rate, matures on October 25, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	50,000	–

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Unsecured convertible promissory note originated on April 17, 2012, carries an 8% interest rate, matures on October 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note originated on April 13, 2012, carries an 8% interest rate, matures on October 13, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	–

Unsecured convertible promissory note originated on April 2, 2012, carries an 8% interest rate, matures on October 2, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	–

Unsecured convertible promissory note originated on March 30, 2012, carries an 8% interest rate, matures on September 29, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	25,000	25,000

Unsecured convertible promissory note originated on March 23, 2012, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note originated on March 23, 2012, carries an 8% interest rate, matures on September 23, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note originated on March 16, 2012, carries an 8% interest rate, matures on September 17, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	30,000	30,000

Unsecured convertible promissory note originated on February 24, 2012, carries an 8% interest rate, matures on August 24, 2012, convertible at the holder’s discretion into the greater of 55% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.05 per share. The fixed conversion price component was amended to $0.006 per share on May 22, 2012. All other terms remain unchanged.	7,900	35,000

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Unsecured convertible promissory note originated on February 13, 2012, carries an 8% interest rate, matures on February 12, 2013 convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged.	80,000	80,000

Unsecured convertible promissory note originated on February 2, 2012, carries an 8% interest rate, matures on February 1, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged.	75,000	100,000

Unsecured convertible promissory note originated on January 26, 2012, carries an 8% interest rate, matures on January 25, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged.	15,000	15,000

Unsecured convertible promissory note originated on January 23, 2012, carries an 8% interest rate, matures on January 22, 2013, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged. On August 21, 2012 the note was assigned amongst ten parties, and a cumulative of $25,000 of principal and $1,000 of accrued interest was converted into a total of 52,000,000 shares of common stock. Of these shares, 30,512,396 shares were converted in excess of the conversion terms; therefore a loss of $61,025 has been recorded based on the closing price of the Company’s common stock on the date of grant.	–	25,000

Unsecured convertible promissory note originated on January 11, 2012, carries an 8% interest rate, matures on January 10, 2013 convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged. The debt and accrued interest was converted into 2,025,974 shares of common stock on June 1, 2012. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.	–	25,000

Unsecured convertible promissory note originated on November 17, 2011, carries an 8% interest rate, matures on November 16, 2012, convertible into common stock at $0.20 per share at the holder’s discretion. The conversion terms were amended on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 whichever is greater. All other terms remain unchanged. The debt and accrued interest was converted into 2,307,026 shares of common stock on June 1, 2012. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.	–	25,000

	$618,000	$420,000
Less unamortized discount on beneficial conversion feature	201,695	205,165
	$416,305	$214,835

FrogAds, Inc.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $651,164. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debt, consisting of either six months or one year. Of this debt discount, a total of $215,233 was incurred pursuant to debt modifications consisting of a total of $485,000 of convertible promissory notes, of which $440,000 of convertible debts carrying a fixed conversion rate of $0.20 per share were modified on May 22, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.006 per share, whichever is greater, resulting in $180,001 of debt discounts, $25,000 of non-convertible debts were modified on July 2, 2012 to be convertible into common stock at a fixed conversion rate of $0.003 per share, resulting in $25,000 of debt discounts and $20,000 of non-convertible debts were modified on July 2, 2012 to be convertible into common stock at 55% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.001 per share, whichever is greater, resulting in $10,232 of debt discounts.

On various dates between July 16, 2012 and September 29, 2012, a total of five (5) debt holders assigned a total of $119,100 of convertible promissory notes amongst thirty (30) debt holders. The assigned convertible notes were subsequently converted by the assignees in exchange for a total of 213,333,333 shares of common stock, of which 80,000,000 shares were issued between October 1, 2012 and October 5, 2012, resulting in a subscriptions payable of $120,375 at September 30, 2012. During the six months ended September 30, 2012, the Company recorded a loss on these debt conversions in the amount of $314,106 pursuant to the issuance of a total of 90,175,633 shares of common stock in excess of the terms required pursuant to the convertible promissory notes.

During the six months ended September 30, 2012 and 2011, the Company recorded financial expenses in the amount of $422,703 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

The Company recorded interest expense in the amount of $22,186 and $-0- related to the convertible notes payable for the six months ended September 30, 2012, and 2011, respectively.

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Notes Payable

Notes payable consists of the following at September 30, 2012 and March 31, 2012, respectively:

	September 30,	March 31,
	2012	2012

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on December 29, 2012. No interest has been paid to date.	$6,000	$6,000

Unsecured promissory note, carries a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on February 12, 2013. No interest has been paid to date.	45,000	45,000

Unsecured promissory note, carried a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 22, 2013. On June 7, 2012 the note was assigned to another party and exchanged for a convertible debenture, of which $25,000 of principal and $1,500 of accrued interest was subsequently converted into 8,833,333 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.	–	25,000

Unsecured promissory note, carried a 7% interest rate, payable on the first day of January and the first day of June each year until repaid, matures on March 31, 2013. On July 2, 2012 the note was assigned amongst five other parties and exchanged for convertible debentures, of which a cumulative of $20,000 of principal and $1,169 of accrued interest was subsequently converted into a total of 20,500,000 shares of common stock. Of these shares, 12,015,568 shares were issued in excess of the conversion terms; therefore a loss of $53,712 has been recorded based on the closing price of the Company’s common stock on the date of grant.	–	20,000

Total notes payable	$51,000	$96,000
Less current portion of long term debts	(51,000)	(96,000)
Total long term portion of notes payable	$–	$–

The Company recorded interest expense of $2,770 and $932 for the six months ended September 30, 2012 and 2011, respectively.

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 5 billion shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock.

Common Stock

On various dates between September 11, 2012 and September 15, 2012, the Company issued a total of 52,000,000 shares of common stock pursuant to a total of seven debt holders’ requests to convert outstanding debts in the cumulative amount of $26,114 on a partial conversion of a $100,000 promissory note that was originated on February 2, 2012 and was subsequently partially assigned to the seven debt holders on September 10, 2012, which consisted of $25,000 of principal and $1,114 of accrued interest. Of these shares, 47,647,669 shares were issued in excess of the conversion terms; therefore a loss of $107,372 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On August 21, 2012, the Company issued a total of 52,000,000 shares of common stock pursuant to a total of ten debt holders’ requests to convert outstanding debts in the cumulative amount of $26,000 on a convertible note that was originated on January 23, 2012 and was subsequently assigned to the ten debt holders on February 10, 2012, which consisted of $25,000 of principal and $1,000 of accrued interest. Of these shares, 30,512,396 shares were issued in excess of the conversion terms; therefore a loss of $61,025 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On various dates between July 30, 2012 and August 7, 2012, the Company issued a total of 20,500,000 shares of common stock pursuant to a total of five debt holders’ requests to convert outstanding debts in the cumulative amount of $21,169 on a promissory note that was originated on September 30, 2011 and was subsequently assigned to the five debt holders on June 2, 2012, which consisted of $20,000 of principal and $1,169 of accrued interest. Of these shares, 12,015,568 shares were issued in excess of the conversion terms; therefore a loss of $53,712 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On July 16, 2012, the Company issued 8,833,333 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $26,500, which consisted of $25,000 of principal and $1,500 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

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

Subscriptions Payable

On various dates between September 25, 2012 and September 29, 2012, the Company issued subscriptions payable in the total amount of $120,375, consisting of a total of 80,000,000 shares of common stock pursuant to a total of eight debt holders’ requests to convert outstanding debts in the cumulative amount of $28,378 on a partial conversion of a $35,000 promissory note that was originated on February 24, 2012 and was subsequently partially assigned to the eight debt holders on September 20, 2012, which consisted of $27,100 of principal and $1,278 of accrued interest. Of these shares, 75,270,252 shares were issued in excess of the conversion terms; therefore a loss of $91,997 has been recorded based on the closing price of the Company’s common stock on the date of grant.

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

For the six months ended September 30, 2012 and the year ended March 31, 2012, respectively, the Company produced net operating losses before provision for income taxes of $1,690,152, and $719,870 respectively, accordingly, a provision for income taxes of $-0- and $17,686 has been recorded at September 30, 2012 and March 31, 2012, respectively. The Company had approximately $1,954,000 of federal and state net operating loss carry forwards at September 30, 2012. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

The federal and state income tax provision (benefit) is summarized as follows:

	September 30,	March 31,
	2012	2012
Current:
Federal income tax	$–	$(10,081)
State income tax	–	(7,605)
	$–	$(17,686)
Deferred tax assets, net operating loss carry forwards:
Federal income tax	$508,040	$243,422
State income tax	175,860	56,423
	683,900	299,845
Less: Income tax receivable	–	(17,686)
Less: Valuation allowance	(683,900)	(282,159)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s taxable income during the six months ended September 30, 2012, management believes it is more likely than not that the net deferred tax assets will be fully realizable through the use of NOL carryback provisions.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,		March 31,
	2012		2012

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before September 30, 2012.

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Subsequent Events

Amendment to Articles of Incorporation

On October 21, 2012, a closely held voting majority of the shareholders approved an amendment to the Company’s previously amended Articles of Incorporation which increased the number of authorized shares of common stock from 900,000,000 shares to 5 billion shares of its $0.001 par value common stock.

Convertible Promissory Notes

On November 9, 2012, the Company received proceeds of $31,500 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on November 9, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.

On October 9, 2012, the Company received proceeds of $5,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 9, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.

On October 4, 2012, the Company received proceeds of $6,000 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 4, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.

On October 1, 2012, the Company received proceeds of $6,500 in exchange for an unsecured convertible promissory note, which carries an 8% interest rate, matures on October 1, 2013, convertible at the holder’s discretion into the greater of 25% of the average of the lowest three (3) trading prices over the ten (10) day trading period prior to the conversion date, or $0.0001 per share.

Common Stock Issuances

On December 12, 2012, the Company issued 84,541,370 shares of common stock pursuant to a debt holder’s request to convert $8,454 on a partial conversion of a $30,000 promissory note that was originated on April 2, 2012, which consisted of $8,000 of principal and $454 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On various dates between November 15, 2012 and December 29, 2012, the Company issued a total of 808,661,073 shares of common stock pursuant to a total of nine debt holders’ requests to convert outstanding debts in the cumulative amount of $80,866 on the conversion of a $80,000 promissory note that was originated on February 13, 2012 and was subsequently partially assigned to the nine debt holders on November 14, 2012, which consisted of $76,000 of principal and $4,866 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

FrogAds, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

On November 14, 2012, the Company issued 78,534,247 shares of common stock pursuant to a debt holder’s request to convert $7,854 on a partial conversion of a $25,000 promissory note that was originated on April 13, 2012, which consisted of $7,500 of principal and $354 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recorded.

On November 2, 2012, the Company issued a total of 50,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 on a partial conversion of a $25,000 promissory note that was originated on April 13, 2012, which consisted of $5,000 of principal. Of these shares, 49,166,667 shares were issued in excess of the conversion terms; therefore a loss of $14,750 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On various dates between November 2, 2012 and November 8, 2012, the Company issued a total of 312,333,000 shares of common stock pursuant to a total of four debt holders’ requests to convert outstanding debts in the cumulative amount of $31,462 on the conversion of a $30,000 promissory note that was originated on March 23, 2012 and was subsequently partially assigned to the four debt holders on November 2, 2012, which consisted of $30,000 of principal and $1,462 of accrued interest. Of these shares, 307,089,334 shares were issued in excess of the conversion terms; therefore a loss of $72,722 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On October 24, 2012, the Company issued a total of 125,000,000 shares of common stock pursuant to a total of three debt holders’ requests to convert outstanding debts in the cumulative amount of $13,687 on a partial conversion of a $45,000 promissory note that was originated on August 12, 2011 and was subsequently partially assigned to the three debt holders on October 13, 2012, which consisted of $12,500 of principal and $1,187 of accrued interest. Of these shares, 90,782,075 shares were issued in excess of the conversion terms; therefore a loss of $18,156 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On various dates between October 14, 2012 and October 22, 2012, the Company issued a total of 316,500,000 shares of common stock pursuant to a total of twelve debt holders’ requests to convert outstanding debts in the cumulative amount of $31,650 on the conversion of a $30,000 promissory note that was originated on March 23, 2012 and was subsequently partially assigned to the twelve debt holders on October 14, 2012, which consisted of $30,000 of principal and $1,650 of accrued interest. Of these shares, 311,225,001 shares were issued in excess of the conversion terms; therefore a loss of $152,023 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On various dates between October 8, 2012 and October 10, 2012, the Company issued a total of 81,000,000 shares of common stock pursuant to a total of six debt holders’ requests to convert outstanding debts in the cumulative amount of $16,200 on the conversion of a $15,000 promissory note that was originated on January 26, 2012 and was subsequently partially assigned to the six debt holders on October 4, 2012, which consisted of $15,000 of principal and $1,200 of accrued interest. Of these shares, 78,300,001 shares were issued in excess of the conversion terms; therefore a loss of $50,847 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On October 7, 2012, the Company issued a total of 52,500,000 shares of common stock pursuant to a total of four debt holders’ requests to convert outstanding debts in the cumulative amount of $10,901 on a partial conversion of a $35,000 promissory note that was originated on February 24, 2012 and was subsequently partially assigned to the four debt holders on October 6, 2012, which consisted of $10,500 of principal and $401 of accrued interest. Of these shares, 50,683,247 shares were issued in excess of the conversion terms; therefore a loss of $45,615 has been recorded based on the closing price of the Company’s common stock on the date of grant.

On various dates between October 1, 2012 and October 5, 2012, the Company issued a total of 80,000,000 shares of common stock pursuant to subscriptions payable in the total amount of $120,375 amongst a total of eight debt holders’ conversion requests to convert outstanding debts on various dates between September 25, 2012 and September 29, 2012.

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

OVERVIEW AND OUTLOOK

FrogAds was formed in the state of Nevada on February 11, 2010 to establish an internet bulletin board site whereby visitors can list items for sale or trade, read news articles, or find service providers. FrogAds expects to generate a large inventory of classified ads. On November 26, 2010 we purchased a software platform which gave the company the ability to offer online posting of classified ads free to the public, where you can find automobiles, boats, jobs and services of all kinds. We are offering free online classified ads that we believe is redefining the way consumers buy and sell products and services. For consumers, the goal is to provide the most effective and economical posting of classified ads. Consumers can post classified ads for free on the FrogAds.com website for products and services. Consumers can also view all posted classified ads at no charge. Companies pay to post banner advertisements on the website. We expect to generate a large inventory of product and service ads over the next year. The listings are free to the seller and buyer; however, we sell “advertisements’ or “banner ads” on our internet site directed towards the internet users. We generate our revenue from the sale of such advertisements. On October 12, 2011 we changed our name to FrogAds, Inc. as it more accurately reflects the business operations of the Company.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011:

	For the three	For the three
	months ended	months ended	Increase /
	September 30, 2012	September 30, 2011	(Decrease)

Revenue	$590	$–	$590

Operating expenses:
Advertising	16,547	16,335	212
Depreciation	531	531	–
General and administrative	91,778	39,294	52,484
Professional fees	13,105	10,783	2,322
Total operating expenses	121,961	66,943	55,018

Net operating loss	(121,371)	(66,943)	54,428

Interest expense	(592,051)	(733)	591,318

Net loss before provision for income taxes	(713,422)	(67,676)	645,746

Provision for income taxes	–	–	–

Net loss	$(713,422)	$(67,676)	$(645,746)

Revenues:

For the three months ended September 30, 2012 and 2011, we received revenues of $590 and $-0-, respectively, from selling banner ads on our website. This represents an increase of $590, or 100%. The increase was a result of the receipt of advertising revenues recognized during the three months ended September 30, 2012 that were not realized during the comparative three months ended September 30, 2011.

Advertising:

Advertising expenses were $16,547 for the three months ended September 30, 2012 compared to $16,335 for the three months ended September 30, 2011, an increase of $212 or 1%. Our advertising expenses consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as local advertising campaigns utilizing automobile graphics. We expect to decrease our advertising focus until greater resources become available, and anticipate decreased advertising expenses in the future.

Depreciation:

Depreciation expenses for the three months ended September 30, 2012 and 2011 was $531 and $531, respectively. Depreciation was unchanged as there were no new assets placed into service.

General and Administrative:

General and administrative expenses was $91,778 and $39,294 for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $52,484, or 134%. General and administrative expenses consisted primarily of compensation to employees, rent, computer and internet expenses, and common stock services expenses. The increase during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to increased compensation costs and computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board. Officer compensation increased from $30,000 per quarter until April 1, 2012 when it increases to $45,000 per quarter, or $180,000 on an annualized basis.

Professional Fees:

Professional fees were $13,105 and $10,783 for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $2,322 or 22%. The increase was primarily due to increased professional fees related to accounting and reporting for our increased convertible debentures that were not outstanding during the three months ended September 30, 2011.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2012 was $121,371 compared to a net operating loss of $66,943 for the three months ended September 30, 2011, an increase of $55,018, or 82%. Net operating loss increased primarily as a result of our increased compensation costs, computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board and professional fees that increased due to our increased reliance on convertible debts during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest Expense:

Interest expense was $592,051 for the three months ended September 30, 2012 compared to $733 for three months ended September 30, 2011, an increase of $591,318, or 80,671%. The increase in interest expense was due to interest incurred on additional convertible promissory notes that were present during the three months ended September 30, 2012 that were not present in the comparative three month period ended September 30, 2011, along with $262,769 of amortization of debt discounts on the beneficial conversion features of the convertible debts and $314,106 of finance costs recognized on the issuance of shares of common stock in excess of the terms of convertible notes that were not present during the comparative period.

Net Loss:

The net loss for the three months ended September 30, 2012 was $713,422, compared to a net loss of $67,676 for the three months ended September 30, 2011, an increased net loss of $645,746, or 954%. Net loss increased primarily as a result of our increased compensation costs, computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board and professional fees that increased due to our increased reliance on convertible debts, along with additional interest expense incurred on convertible promissory notes that existed on September 30, 2012 which were not realized during the comparative three months ended September 30, 2011 and $262,769 of amortization of debt discounts on the beneficial conversion features of the convertible debts and $314,106 of finance costs recognized on the issuance of shares of common stock in excess of the terms of convertible notes that were not present during the comparative period.

Results of Operations for the Six Months Ended September 30, 2012 and 2011:

	For the six	For the six
	months ended	months ended	Increase /
	September 30, 2012	September 30, 2011	(Decrease)

Revenue	$1,265	$–	$1,265

Operating expenses:
Advertising	107,916	33,918	73,998
Depreciation	1,062	1,062	–
General and administrative	191,351	77,403	113,948
Professional fees	627,100	24,500	602,600
Total operating expenses	927,429	136,883	790,546

Net operating loss	(926,164)	(136,883)	789,281

Interest expense	(763,988)	(932)	763,056

Net loss before provision for income taxes	(1,690,152)	(137,815)	1,552,337

Provision for income taxes	–	–	–

Net loss	$(1,690,152)	$(137,815)	$1,552,337

Revenues:

For the six months ended September 30, 2012 and 2011, we received revenues of $1,265 and $-0-, respectively, from selling banner ads on our website. This represents an increase of $1,265, or 100%. The increase was a result of the receipt of advertising revenues recognized during the six months ended September 30, 2012 that were not realized during the comparative six months ended September 30, 2011.

Advertising:

Advertising expenses were $107,916 for the six months ended September 30, 2012 compared to $33,918 for the six months ended September 30, 2011, an increase of $73,998 or 218%. Our advertising expenses consisted primarily of costs associated with marketing our Company through television and internet advertising, as well as local advertising campaigns utilizing automobile graphics. The increase was due to significant increases in advertising spending as we tried to market our business more during the six months ended September 30, 2012 compared to the three months ended June 30, 2011. We expect to decrease our advertising focus until greater resources become available, and anticipate decreased advertising expenses in the future.

Depreciation:

Depreciation expenses for the six months ended September 30, 2012 and 2011 was $1,062 and $1,062, respectively. Depreciation was unchanged as there were no new assets placed into service.

General and Administrative:

General and administrative expenses was $191,351 and $77,403 for the six months ended September 30, 2012 and 2011, respectively, representing an increase of $113,948, or 147%. General and administrative expenses consisted primarily of compensation to employees, rent, computer and internet expenses, and common stock services expenses. The increase during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 was primarily due to increased compensation costs and computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board. Officer compensation increased from $30,000 per quarter until April 1, 2012 when it increases to $45,000 per quarter, or $180,000 on an annualized basis.

Professional Fees:

Professional fees were $627,100 and $24,500 for the six months ended September 30, 2012 and 2011, respectively, representing an increase of $602,600 or 2,460%. The increase was primarily due to increased professional fees related to stock based compensation on the issuance of 5 million shares of common stock valued at $550,000 issued in consideration for consulting fees that were not incurred during the three months ended June 30, 2011.

Net Operating Loss:

Net operating loss for the six months ended September 30, 2012 was $926,164 compared to a net operating loss of $136,883 for the six months ended September 30, 2011, an increase of $789,281, or 577%. Net operating loss increased primarily as a result of our increased compensation costs, computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board and increased professional fees related to stock based compensation on the issuance of 5 million shares of common stock valued at $550,000 issued in consideration for consulting fees during the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Interest Expense:

Interest expense was $763,988 for the six months ended September 30, 2012 compared to $932 for six months ended September 30, 2011, an increase of $763,056, or 81,873%. The increase in interest expense was due to interest incurred on additional convertible promissory notes that were present during the six months ended September 30, 2012 that were not present in the comparative six month period ended September 30, 2011, along with $422,703 of amortization of debt discounts on the beneficial conversion features of the convertible debts and $314,106 of finance costs recognized on the issuance of shares of common stock in excess of the terms of convertible notes that were not present during the comparative period.

Net Loss:

The net loss for the six months ended September 30, 2012 was $1,690,152, compared to a net loss of $137,815 for the six months ended September 30, 2011, an increased net loss of $1,552,337, or 1,126%. Net loss increased primarily as a result of our increased compensation costs, computer and internet expenses incurred pursuant to the enhancement of our internet based bulletin board and professional fees that increased due primarily to stock based compensation on the issuance of 5 million shares of common stock valued at $550,000 issued in consideration for consulting fees, along with additional interest expense incurred on convertible promissory notes that existed on September 30, 2012 which were not realized during the comparative six months ended September 30, 2011 and $422,703 of amortization of debt discounts on the beneficial conversion features of the convertible debts and $314,106 of finance costs recognized on the issuance of shares of common stock in excess of the terms of convertible notes that were not present during the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2012 compared to March 31, 2012.

	September 30,	March 31,
	2012	2012
Total Assets	$35,479	$81,192

Total Liabilities	$550,030	$368,469

Accumulated (Deficit)	$(2,375,329)	$(685,177)

Stockholders’ Equity (Deficit)	$(514,551)	$(287,277)

Working Capital	$(521,291)	$(295,079)

Our principal source of operating capital has been derived from private sales of our common stock, loans from our officer and others, and revenues from operations. At September 30, 2012 we had a working capital deficit of $521,291. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

We received a total of $96,000 from four individuals in exchange for unsecured promissory notes, carrying a 7% interest rate, payable eighteen months from the origination dates between July 29, 2011 and September 30, 2011. Interest is payable on the first day of January and the first day of June each year until repaid. No interest payments have been paid to date. As of the date of this filing, the note holders have assigned $90,000 of these promissory notes to other parties, and we have exchanged their original promissory notes for convertible promissory notes, of which $57,500 has been converted and $32,500 remains outstanding and convertible into shares of common stock at 25% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.0001 per share, whichever is greater.

We have also received a total of $270,000 from two different organizations in exchange for six unsecured convertible promissory notes, carrying an 8% interest rate, originally convertible into common stock at $0.20 per share at the holder’s discretion, maturing on various dates between November 16, 2012 and February 12, 2013. The convertible notes have been amended to now be convertible into shares of common stock at 25% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.0001 per share, whichever is greater. As of the date of this filing, a total of $186,100 of these convertible notes, along with accrued interest has been converted and $83,900 remains outstanding.

We have also received a total of $524,100 from twelve different organizations in exchange for twenty six unsecured convertible promissory notes, carrying an 8% interest rate, convertible into common stock at a variety of different conversion terms, maturing on various dates between August 24, 2012 and November 9, 2013. The convertible notes have been amended so that now all notes are now convertible into shares of common stock at 25% of the average of the three lowest bid prices over the 10 days prior to conversion, or $0.0001 per share, whichever is greater. As of the date of this filing, a total of $107,500 of these convertible notes, along with accrued interest has been converted and $416,600 remains outstanding.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2012, our cash balance was $3,436. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $1,690,152 and $137,815 for the six months ended September 30, 2012 and 2011, respectively, has an accumulated (deficit) of ($2,339,883) and ($685,177) at September 30, 2012 and March 31, 2012, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between November 15, 2012 and December 21, 2012, the Company issued a total of 728,560,673 shares of common stock pursuant to a total of nine debt holders’ requests to convert outstanding debts in the cumulative amount of $72,856, including $4,356 of accrued interest.

On November 14, 2012, the Company issued 78,534,247 shares of common stock pursuant to a debt holder’s request to convert $7,854, including $354 of accrued interest on a partial conversion of a $25,000 promissory note that was originated on April 13, 2012.

On November 2, 2012, the Company issued a total of 50,000,000 shares of common stock pursuant to a debt holder’s request to convert $5,000 on a partial conversion of a $25,000 promissory note that was originated on April 13, 2012, which consisted of $5,000 of principal.

On various dates between November 2, 2012 and November 8, 2012, the Company issued a total of 312,333,000 shares of common stock pursuant to a total of four debt holders’ requests to convert outstanding debts in the cumulative amount of $31,462, including $1,462 of accrued interest.

On October 24, 2012, the Company issued a total of 125,000,000 shares of common stock pursuant to a total of three debt holders’ requests to convert outstanding debts in the cumulative amount of $13,687, including $1,187 of accrued interest on a partial conversion of a $45,000 promissory note that was originated on August 12, 2011.

On various dates between October 14, 2012 and October 22, 2012, the Company issued a total of 316,500,000 shares of common stock pursuant to a total of twelve debt holders’ requests to convert outstanding debts in the cumulative amount of $31,650, including $1,650 of accrued interest on the conversion of a $30,000 promissory note that was originated on March 23, 2012.

On various dates between October 8, 2012 and October 10, 2012, the Company issued a total of 81,000,000 shares of common stock pursuant to a total of six debt holders’ requests to convert outstanding debts in the cumulative amount of $16,200, including $1,200 of accrued interest on the conversion of a $15,000 promissory note that was originated on January 26, 2012.

On October 7, 2012, the Company issued a total of 52,500,000 shares of common stock pursuant to a total of four debt holders’ requests to convert outstanding debts in the cumulative amount of $10,901, including $401 of accrued interest on a partial conversion of a $35,000 promissory note that was originated on February 24, 2012.

On various dates between October 1, 2012 and October 5, 2012, the Company issued a total of 80,000,000 shares of common stock pursuant to pursuant to a total of eight debt holders’ requests to convert outstanding debts in the cumulative amount of $28,378, including $1,278 of accrued interest on a partial conversion of a $35,000 promissory note that was originated on February 24, 2012.

On various dates between September 11, 2012 and September 15, 2012, the Company issued a total of 52,000,000 shares of common stock pursuant to a total of seven debt holders’ requests to convert outstanding debts in the cumulative amount of $26,114 on a partial conversion of a $100,000 promissory note that was originated on February 2, 2012, including $1,114 of accrued interest.

On August 21, 2012, the Company issued a total of 52,000,000 shares of common stock pursuant to a total of ten debt holders’ requests to convert outstanding debts in the cumulative amount of $26,000 on a convertible note, including $1,000 of accrued interest.

On various dates between July 30, 2012 and August 7, 2012, the Company issued a total of 20,500,000 shares of common stock pursuant to a total of five debt holders’ requests to convert outstanding debts in the cumulative amount of $21,169, including $1,169 of accrued interest.

On July 16, 2012, the Company issued 8,833,333 shares of common stock pursuant to a debt holder’s request to convert an outstanding debt in the amount of $26,500.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 21, 2012, a closely held voting majority of the shareholders approved an amendment to the Company’s Articles of Incorporation which increased the number of authorized shares of common stock from 900,000,000 shares to 5 billion shares of its $0.001 par value common stock.

Item 6. Exhibits

Exhibit	Description

3.1*	Certificate of Amendment to Articles of Incorporation, October 21, 2012
31.1*	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2013

FrogAds, Inc.

/s/ Julian Spitari

Julian Spitari

Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

